Form 10-Q
period 2024-09-30
RIGEL PHARMACEUTICALS INC
filed 2024-11-07
CIK 1034842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

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

As of November 4, 2024, there were 17,615,040 shares of the registrant’s Common Stock outstanding.

RIGEL PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

RIGEL PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

(In thousands)

	As of
	September 30, 2024	December 31, 2023 (1)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$51,692	$32,786
Short-term investments	9,422	24,147
Accounts receivable, net	30,575	30,550
Inventories	4,784	5,522
Prepaid and other current assets	9,994	6,261
Total current assets	106,467	99,266
Property and equipment, net	99	165
Intangible assets, net	27,687	13,878
Operating lease right-of-use assets	405	861
Other assets	4,761	3,055
Total assets	$139,419	$117,225
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$3,815	$7,142
Accrued compensation	7,924	8,676
Accrued research and development	3,593	3,513
Acquisition-related liabilities	5,000	—
Revenue reserves and refund liability	22,192	15,684
Loans payable, net, current portion	—	7,229
Other accrued liabilities	9,967	5,334
Deferred revenue	1,355	1,355
Lease liabilities, current portion	466	692
Other long-term liabilities, current portion	—	3,642
Total current liabilities	54,312	53,267
Long-term portion of lease liabilities	—	285
Long-term portion of loans payable, net	59,762	52,373
Other long-term liabilities	39,981	39,944
Total liabilities	154,055	145,869

Commitments

Stockholders’ deficit:
Common stock (2)	17	17
Additional paid-in capital (2)	1,389,742	1,378,881
Accumulated other comprehensive income	11	8
Accumulated deficit	(1,404,406)	(1,407,550)
Total stockholders’ deficit	(14,636)	(28,644)
Total liabilities and stockholders’ deficit	$139,419	$117,225
(1)	The balance sheet as of December 31, 2023 has been derived from the audited financial statements included in Rigel’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (SEC) on March 5, 2024.
(2)	Common stock and additional paid-in capital have been restated to reflect the 1-for-10 reverse stock split effected on June 27, 2024 on a retroactive basis for the periods presented.

See Accompanying Notes to Condensed Financial Statements

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Product sales, net	$38,927	$27,129	$98,380	74,755
Contract revenues from collaborations	16,380	1,005	23,302	5,335
Government contracts	—	—	—	1,000
Total revenues	55,307	28,134	121,682	81,090
Costs and expenses:
Cost of product sales	8,026	1,268	12,858	3,320
Research and development	6,182	6,475	17,748	21,336
Selling, general and administrative	27,043	24,856	83,539	78,891
Total costs and expenses	41,251	32,599	114,145	103,547
Income (loss) from operations	14,056	(4,465)	7,537	(22,457)
Interest income	425	672	1,570	1,594
Interest expense	(2,060)	(1,899)	(5,963)	(4,965)
Net income (loss)	$12,421	$(5,692)	$3,144	$(25,828)

Net income (loss) per share(1)
Basic	$0.71	$(0.33)	$0.18	$(1.49)
Diluted	$0.70	$(0.33)	$0.18	$(1.49)
Weighted average shares used in computing net income (loss) per share (1)
Basic	17,600	17,436	17,556	17,389
Diluted	17,648	17,436	17,599	17,389
(1)	Share and per share amounts have been restated to reflect the 1-for-10 reverse stock split effected on June 27, 2024 on a retroactive basis for all periods presented.

See Accompanying Notes to Condensed Financial Statements

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$12,421	$(5,692)	$3,144	(25,828)
Other comprehensive income:
Net unrealized gain on short-term investments	20	10	3	138
Comprehensive income (loss)	$12,441	$(5,682)	$3,147	$(25,690)

See Accompanying Notes to Condensed Financial Statements

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(In thousands, except share amounts)

(unaudited)

			Additional	Accumulated Other		Total
	Common Stock (1)		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital (1)	(Loss) Income	Deficit	Deficit
Balance as of January 1, 2024	17,482,513	$17	$1,378,881	$8	$(1,407,550)	$(28,644)
Net loss	—	—	—	—	(8,247)	(8,247)
Net change in unrealized loss on short-term investments	—	—	—	(13)	—	(13)
Issuance of common stock upon exercise of options	9,066	—	89	—	—	89
Issuance of common stock upon vesting of restricted stock units (RSUs)	48,658	—	—	—	—	—
Stock-based compensation expense	—	—	5,144	—	—	5,144
Balance as of March 31, 2024	17,540,237	17	1,384,114	(5)	(1,415,797)	(31,671)
Net loss	—	—	—	—	(1,030)	(1,030)
Net change in unrealized loss on short-term investments	—	—	—	(4)	—	(4)
Issuance of common stock upon exercise of options and participation in Purchase Plan	36,130	—	252	—	—	252
Issuance of common stock upon vesting of RSUs	17,750	—	—	—	—	—
Stock-based compensation expense	—	—	2,539	—	—	2,539
Balance as of June 30, 2024	17,594,117	$17	$1,386,905	$(9)	$(1,416,827)	$(29,914)
Net income	—	—	—	—	12,421	12,421
Net change in unrealized gain on short-term investments	—	—	—	20	—	20
Issuance of common stock upon exercise of options	16,363	—	158	—	—	158
Issuance of common stock upon vesting of RSUs	2,500	—	—	—	—	—
Stock-based compensation expense	—		2,679	—	—	2,679
Balance as of September 30, 2024	17,612,980	$17	$1,389,742	$11	$(1,404,406)	$(14,636)

			Additional	Accumulated Other		Total
	Common Stock (1)		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital (1)	(Loss)	Deficit	Deficit
Balance as of January 1, 2023	17,339,816	$17	$1,368,979	$(153)	$(1,382,459)	$(13,616)
Net loss	—	—	—	—	(13,536)	(13,536)
Net change in unrealized gain on short-term investments	—	—	—	126	—	126
Issuance of common stock upon exercise of options	95	—	1	—	—	1
Issuance of common stock upon vesting of RSUs	26,625	—	—	—	—	—
Stock-based compensation expense	—	—	2,768	—	—	2,768
Balance as of March 31, 2023	17,366,536	17	1,371,748	(27)	(1,395,995)	(24,257)
Net loss	—	—	—	—	(6,600)	(6,600)
Net change in unrealized gain on short-term investments	—	—	—	2	—	2
Issuance of common stock upon exercise of options and participation in Purchase Plan	52,379	—	554	—	—	554
Issuance of common stock upon vesting of RSUs	16,875	—	—	—	—	—
Stock-based compensation expense	—	—	2,186	—	—	2,186
Balance as of June 30, 2023	17,435,790	$17	$1,374,488	$(25)	$(1,402,595)	$(28,115)
Net loss	—	—	—	—	(5,692)	(5,692)
Net change in unrealized gain on short-term investments	—	—	—	10	—	10
Issuance of common stock upon exercise of options	883	—	8	—	—	8
Stock-based compensation expense	—	—	1,955	—	—	1,955
Balance as of September 30, 2023	17,436,673	$17	$1,376,451	$(15)	$(1,408,287)	$(31,834)

(1)	All share amounts in this column, including appropriate reclassifications between common stock and additional paid-in capital, have been restated to reflect the 1-for-10 reverse stock split effected on June 27, 2024 on a retroactive basis for all periods presented.

See Accompanying Notes to Condensed Financial Statements

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2024	2023
Operating activities
Net income (loss)	$3,144	$(25,828)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation expense	10,306	6,873
(Gain) loss on sale and disposal of fixed assets	(23)	376
Depreciation and amortization	1,624	945
Net amortization of discount on short-term investments and term loans	(433)	(219)
Changes in assets and liabilities:
Accounts receivable, net	(25)	16,774
Inventories	(1,161)	(1,359)
Prepaid and other current and non-current assets	(3,484)	5,329
Right-of-use assets	456	922
Accounts payable	(3,327)	491
Accrued compensation	(752)	(773)
Accrued research and development	80	(1,954)
Revenue reserves and refund liability	6,508	2,398
Other accrued liabilities	4,566	(1,455)
Lease liability	(511)	(966)
Deferred revenue	—	(14)
Other current and long-term liabilities	—	(1,043)
Net cash provided by operating activities	16,968	497
Investing activities
Maturities of short-term investments	32,950	35,650
Purchases of short-term investments	(17,562)	(18,222)
Capital expenditures	(10)	—
Payments for acquisition of intangible assets	(360)	(15,000)
Proceeds from sale of property and equipment	26	149
Net cash provided by investing activities	15,044	2,577
Financing activities
Net proceeds from term loan financing	—	19,950
Net proceeds from issuances of common stock upon exercise of options	499	563
Closing purchase price payment related to asset acquisition	(10,000)	—
Cost share payments to a collaboration partner	(3,605)	(2,632)
Net cash (used in) provided by financing activities	(13,106)	17,881
Net increase in cash and cash equivalents	18,906	20,955
Cash and cash equivalents at beginning of period	32,786	24,459
Cash and cash equivalents at end of period	$51,692	$45,414
Supplemental disclosure of cash flow information
Interest paid	$5,292	$4,167
Acquisition-related liabilities	$5,000	$—

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

We continue to advance the development of R289, our dual interleukin receptor-associated kinases 1 and 4 (IRAK 1/4) inhibitor program, in an open-label, Phase 1b study to determine the tolerability and preliminary efficacy of the drug in patients with lower-risk myelodysplastic syndrome (MDS) who are relapsed, refractory or resistant to prior therapies.

We have strategic development collaborations with the University of Texas MD Anderson Cancer Center (MDACC) to expand our evaluation of olutasidenib in AML and other hematologic cancers with IDH1 mutations, and with Collaborative Network for Neuro-Oncology Clinical Trials (CONNECT) to conduct a Phase 2 clinical trial to evaluate olutasidenib in combination with temozolomide in patients with high-grade glioma (HGG) harboring an IDH1 mutation.

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

Liquidity

As of September 30, 2024, we had approximately $61.1 million in cash, cash equivalents and short-term investments. We finance our operations primarily through sales of our products, and contract payments under our collaboration agreements, as well as through equity securities and debt financing.

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

In December 2023, FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which enhance the annual disclosure requirements regarding the tax rate reconciliation and incomes taxes paid information. This update is effective for our fiscal year ending December 31, 2025, and maybe adopted on a prospective or retrospective basis. Early adoption is permitted. We are currently assessing the impact of adopting this guidance but do not expect it to have a significant impact to our financial statements and disclosures.

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
EPS Numerator:
Net income (loss)	$12,421	$(5,692)	$3,144	$(25,828)
EPS Denominator—Basic:
Weighted-average common shares outstanding	17,600	17,436	17,556	17,389
EPS Denominator—Diluted:
Weighted-average common shares outstanding	17,600	17,436	17,556	17,389
Dilutive effect of stock options, RSUs and shares under Purchase Plan	48	—	43	—
Weighted-average shares outstanding and common stock equivalents	17,648	17,436	17,599	17,389

Net income (loss) per share
Basic	$0.71	$(0.33)	$0.18	$(1.49)
Diluted	$0.70	$(0.33)	$0.18	$(1.49)

The potential shares of common stock that were excluded from the computation of diluted net income (loss) per share for the periods presented because including them would have been antidilutive are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock options	3,667	3,428	3,668	3,428
RSUs	107	193	110	193
Shares under Purchase Plan	22	30	22	30
Total	3,796	3,651	3,800	3,651

3.	Revenues

Revenues disaggregated by category were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Product sales:
Gross product sales	$56,322	$38,585	$143,728	$105,239
Discounts and allowances	(17,395)	(11,456)	(45,348)	(30,484)
Total product sales, net	38,927	27,129	98,380	74,755
Revenues from collaborations:
License revenue	10,000	—	10,000	—
Milestone revenue	—	75	—	75
Delivery of drug supplies, royalty and others	6,380	930	13,302	5,260
Total revenues from collaborations	16,380	1,005	23,302	5,335
Government contracts	—	—	—	1,000
Total revenues	$55,307	$28,134	$121,682	$81,090

Revenue from product sales are related to sales of our commercial products to our customers. For detailed discussions of our revenues from collaborations and government contracts, see “Note 4 – Sponsored Research, License Agreements and Government Contracts.”

Our net product sales include gross product sales, net of chargebacks, discounts and fees, government and other rebates and returns. Of the total discounts and allowances from gross product sales for the nine months ended September 30, 2024 and 2023, $44.6 million and $29.7 million, respectively, was accounted for as additions to revenue reserves and refund liability, and $0.7 million and $0.8 million, respectively, as reductions in accounts receivable (as it relates to allowance for prompt pay discount) and prepaid and other current assets (as it relates to certain chargebacks and other fees that were prepaid) in the condensed balance sheet. The following tables summarize the activities in chargebacks, discounts and fees, government and other rebates and returns that were accounted for within revenue reserves and refund liability, for each of the periods presented (in thousands):

	Chargebacks,	Government
	Discounts and	and Other
	Fees	Rebates	Returns	Total
Balance as of January 1, 2024	$8,236	$3,517	$3,931	$15,684
Provision related to current period sales	34,565	9,167	884	44,616
Credit or payments made during the period	(31,363)	(6,441)	(304)	(38,108)
Balance as of September 30, 2024	$11,438	$6,243	$4,511	$22,192

	Chargebacks,	Government
	Discounts and	and Other
	Fees	Rebates	Returns	Total
Balance as of January 1, 2023	$6,213	$2,636	$3,296	$12,145
Provision related to current period sales	23,150	5,932	623	29,705
Credit or payments made during the period	(21,504)	(5,631)	(172)	(27,307)
Balance as of September 30, 2023	$7,859	$2,937	$3,747	$14,543

The following table summarizes the percentages of revenues from each of our customers who individually accounted for 10% or more of the total net product sales and revenues from collaborations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
McKesson Corporation	43%	49%	44%	46%
Cencora Inc. (formerly ASD Healthcare)	19%	18%	20%	20%
Cardinal Health, Inc.	*	28%	15%	27%
Kissei	23%	*	14%	*

*Denotes less than 10%

4.	Sponsored Research, License Agreements and Government Contracts

Sponsored Research and License Agreements

We conduct research and development programs independently and in connection with our corporate collaborators. As of September 30, 2024, we are a party to collaboration agreements with Lilly to develop and commercialize ocadusertib (previously R552), a RIPK1 inhibitor, for the treatment of non-central nervous system (non-CNS) diseases and collaboration aimed at developing additional RIPK1 inhibitors for the treatment of central nervous system (CNS) diseases; with Grifols S.A. (Grifols) to commercialize fostamatinib for human diseases in all indications in Grifols territory which includes Europe, the UK, Turkey, the Middle East, North Africa and Russia (including Commonwealth of Independent States); with Kissei Pharmaceutical Co., Ltd. (Kissei) to develop and commercialize fostamatinib in Japan, China, Taiwan and the Republic of Korea (Korea), and olutasidenib in Japan, Korea and Taiwan; with Medison Pharma Trading AG (Medison Canada) and Medison Pharma Ltd. (Medison Israel and, together with Medison Canada, Medison) to commercialize fostamatinib in all indications, in Medison territory which includes Canada and Israel; and with Knight Therapeutics International SA (Knight) to commercialize fostamatinib in all indications, in Knight territory which includes Latin America, consisting of Mexico, Central and South America, and the Caribbean.

Further, we are also a party to collaboration agreements, but do not have ongoing performance obligations with BerGenBio for the development and commercialization of AXL receptor tyrosine kinase (AXL) inhibitors in oncology, and with Daiichi to pursue research related to murine double minute 2 (MDM2) inhibitors, a novel class of drug targets called ligases.

Under the above existing agreements that we entered into in the ordinary course of business, we received or may be entitled to receive upfront cash payments, payments contingent upon specified events achieved by such partners and royalties on any net sales of products sold by such partners under the agreements. As of September 30, 2024, total future contingent payments to us under all of the above existing agreements, excluding terminated agreements, could exceed $1.4 billion if all potential product candidates achieved all of the payment triggering events under all of our current agreements. Of this amount, $279.5 million relates to the achievement of development events, $306.1 million relates to the achievement of regulatory events and $873.5 million relates to the achievement of certain commercial events. This estimated future contingent amount does not include any estimated royalties that could be due to us if the partners successfully commercialize any of the licensed products. Future events that may trigger payments to us under the agreements are based solely on our partners’ future efforts and achievements of specified development, regulatory and/or commercial events.

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

At the inception of the Lilly Agreement, given our rights to opt-out from the development of ocadusertib, we believed at the minimum, we had a commitment to fund the development costs up to $65.0 million as discussed above. We considered this commitment to fund the development costs as a significant financing component of the contract, which we accounted for as a reduction of the upfront fee to derive the transaction price. This financing component was recorded as a liability at its net present value of approximately $57.9 million using a 6.4% discount rate. Interest expense was accreted on such liability over the expected commitment period, adjusted for timing of expected cost share payments. No interest was accreted during the three and nine months ended September 30, 2024 and 2023.

At the inception, we allocated the net transaction price of $67.1 million to each performance obligation based on our best estimate of its relative standalone selling price using the adjusted market assessment approach. The transaction price allocated to the non-CNS penetrant IP of $60.4 million was recognized as revenue upon delivery of the non-CNS penetrant IP to Lilly during the first quarter of 2021. The transaction price allocated to the CNS penetrant IP of $6.7 million was recognized as revenue from the effective date of the Lilly Agreement through the eventual acceptance by Lilly in June 2022 using the input method. There was no outstanding deferred revenue related to Lilly Agreement as of September 30, 2024 and December 31, 2023.

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

Lilly billed us $21.4 million for our share of development costs incurred through April 1, 2024, and the amount was fully paid as of September 30, 2024. The outstanding liability to Lilly reported within other long-term liabilities (current and non-current) in the condensed balance sheets as of September 30, 2024 and December 31, 2023 amounted to $40.0 million and $43.6 million, respectively. As discussed above, following the amendment to the Lilly Agreement, and us providing the first opt-out notice to Lilly, our cost share obligation for ocadusertib development ended on April 1, 2024. Although currently we are no longer obligated to pay Lilly for our share in the ocadusertib development cost incurred subsequent to April 1, 2024, the outstanding liability reported in our condensed balance sheet as of September 30, 2024 amounting to $40.0 million has not been recognized as revenue because we cannot conclude that it is probable that a significant reversal of the amount of revenue, if recognized, will not occur until the likelihood of us exercising our opt-in right becomes remote, or when the opt-in right period lapses.

Grifols License Agreement

We have an exclusive commercialization license agreement with Grifols entered in January 2019 with exclusive rights to commercialize fostamatinib for human diseases, and non-exclusive rights to develop fostamatinib in Grifols territory. Under the agreement, we received an upfront payment of $30.0 million, with the potential for $297.5 million in total regulatory and commercial milestones. We are also entitled to receive stepped double-digit royalty payments based on tiered net sales which may reach 30% of net sales. In January 2020, the European Commission (EC) granted a centralized Marketing Authorization (MA) for fostamatinib valid throughout the European Union (EU) and in the UK after the departure of the UK from the EU for the treatment of chronic ITP in adult patients who are refractory to other treatments. With this approval, in February 2020, we received $20.0 million non-refundable payment, composed of a $17.5 million payment due upon Marketing Authorization Application (MAA) approval by the European Medicines Agency (EMA) of fostamatinib for the first indication and a $2.5 million creditable advance royalty payment, based on the terms of our collaboration agreement with Grifols. We accounted for this agreement under ASC 606, and recognized the corresponding revenue in the period we satisfied the performance obligations. There was no outstanding deferred revenue related to the Grifols license agreement as of September 30, 2024 and December 31, 2023.

We have a commercial supply agreement with Grifols entered in October 2020 to supply and sell our drug product priced at a certain markup specified in the agreement, in quantities Grifols order from us pursuant to and in accordance with the agreement. For the three and nine months ended September 30, 2024, we recognized $2.0 million of revenue related to the delivery of drug supply to Grifols. No revenue and $2.8 million of revenue was recognized for the three and nine months ended September 30, 2023, respectively, related to the delivery of drug supply to Grifols.

We recognized royalty revenue from Grifols of $1.3 million and $3.5 million for the three and nine months ended September 30, 2024, respectively, and $0.8 million and $2.3 million for the three and nine months ended September 30, 2023, respectively.

Kissei License Agreement – Olutasidenib

On September 3, 2024, we entered into a collaboration and license agreement with Kissei, pursuant to which Kissei was granted exclusive rights to develop and commercialize olutasidenib in all human diseases in Japan, Korea and Taiwan. Kissei is responsible for performing and funding the development activities for olutasidenib in the Kissei territory and we retained the co-exclusive right to conduct development activities in the Kissei territory solely for the purpose of supporting and obtaining regulatory approval of and commercializing olutasidenib in the world outside the Kissei territory. Under the terms of the agreement, we received a one-time, non-refundable, and non-creditable upfront cash payment of $10.0 million, with the potential for up to an additional $152.5 million in development, regulatory and commercial milestone payments, and will receive mid twenty to lower thirty percent, tiered, escalated net sales-based payments for the supply of olutasidenib, subject to certain standard reductions and offsets. Pursuant to the agreement, Kissei is responsible for companion diagnostic development in Japan, for which we will share 50% of the costs incurred by Kissei, up to $3.0 million, which are creditable against future milestones and transfer price payments owed to us. We remain responsible for the manufacture and supply of olutasidenib for all development and commercialization activities under the agreement. Pursuant to the concurrently executed supply agreement, we will supply Kissei with bulk drug product for use under the collaboration and license agreement.

We accounted for this agreement following ASC 606 and concluded at the inception of the agreement, the upfront cash payment of $10.0 million was the consideration for granting the license right to Kissei, and there are no other material deliverables associated with the upfront payment. Accordingly, we recognized the upfront payment as revenue during the three and nine months ended September 30, 2024. The variable considerations related to future development, regulatory and commercial milestones were fully constrained because it was probable that a significant reversal of cumulative revenue would occur, given the inherent uncertainty of success with these future milestones. We will re-evaluate the transaction price in each reporting period as uncertain events are resolved or other changes in circumstances occur. We will recognize revenues related to the supply of olutasidenib upon delivery and when we are entitled to receive the product transfer price payments.

Under the license and services agreement with Forma as discussed in “Note 5, In-licensing and Acquisition”, Forma is entitled to a certain portion of sublicensing revenue, which include, but are not limited to, upfront payments, milestone payments and royalties, that we receive from a third party sublicensee. Following the collaboration and license agreement with Kissei as discussed above, Forma is entitled to a portion of the sublicensing revenue we receive from Kissei. With the receipt of the upfront payment from Kissei, we recognized a $2.3 million sublicense revenue fee payable to Forma for the three and nine months ended September 30, 2024, which we recorded within cost of product sales. The amount was outstanding and recorded within other accrued liabilities in the condensed balance sheet as of September 30, 2024.

Kissei License Agreement – Fostamatinib

We have an exclusive license and supply agreement with Kissei entered in October 2018, amended in November 2022, October 2023, August 2024, and September 2024, to develop and commercialize fostamatinib in all current and potential indications in Japan, China, Taiwan and Korea. Kissei is responsible for performing and funding all development activities for fostamatinib in the above-mentioned territories. At the inception of the agreement, we received an upfront cash payment of $33.0 million. Further, the agreement provides for up to $115.0 million in potential development, regulatory and commercial milestone payments, and mid- to upper twenty percent, tiered, escalated net sales-based payments for the supply of fostamatinib. Under the agreement, we granted Kissei the license rights to fostamatinib in Kissei’s territory and are obligated to supply Kissei with drug product for use in clinical trials and pre-commercialization activities. We are also responsible for the manufacture and supply of fostamatinib for all future development and commercialization activities. In April 2022, Kissei announced that an NDA was submitted to Japan’s Pharmaceuticals and Medical Devices Agency (PMDA) for fostamatinib in chronic ITP which entitled us to receive a $5.0 million non-refundable and non-creditable milestone payment. In December 2022, Kissei announced that Japan’s PMDA approved the NDA for fostamatinib in chronic ITP, which entitled us to receive a $20.0 million non-refundable and non-creditable milestone payment. We accounted for this agreement under ASC 606, and recognized the corresponding revenue in the period we satisfied the performance obligations. As of September 30, 2024 and December 31, 2023, the remaining deferred revenue was related to the material right associated with discounted fostamatinib supply which amounted to $1.4 million. No revenue was recognized during the three and nine months ended September 30, 2024 and 2023 associated with the remaining performance obligation.

For the three and nine months ended September 30, 2024, we recognized revenue from Kissei of $3.0 million and $7.5 million, respectively, related to the delivery of fosmatinib drug supply for commercial use. No such revenue was recognized during the three and nine months ended September 30, 2023.

Medison Commercial and License Agreements

We have exclusive commercial and license agreements with Medison entered in October 2019 for the commercialization of fostamatinib for chronic ITP in Medison territory, pursuant to which, we received a $5.0 million upfront payment with respect to the agreement in Canada. We accounted for this agreement under ASC 606 and identified the following combined performance obligations at inception of the agreement: (a) granting of the license and (b) obtaining regulatory approval in Canada of fostamatinib in ITP. However, under the agreement, we have the option to buy back all rights to the product in Canada within six months from obtaining regulatory approval for the treatment of auto immune hemolytic anemia in Canada. We determined that the non-refundable upfront fee represented the transaction price, however, due to the buyback provision, we accounted this upfront payment as financing arrangement under ASC 606. In 2022, management concluded that the likelihood of exercising the buyback option right was remote considering the top-line results from our Phase 3 trial of fostamatinib in warm auto immune hemolytic anemia (wAIHA) which showed that the trial did not demonstrate statistical significance in the primary efficacy endpoint, and the guidance received from the FDA. As such, in accordance with ASC 606, we relieved the outstanding financing liability which included the upfront payment and accreted interest, and recognized such amount as revenue in 2022. There was no outstanding deferred revenue related to Medison commercial and license agreement as of September 30, 2024 and December 31, 2023.

For the three and nine months ended September 30, 2024, we recognized revenue from Medison of $0.1 million and $0.2 million, respectively, related to the delivery of drug supply and earned royalties. For the three and nine months ended September 30, 2023, we recognized $0.2 million of revenue related to the delivery of drug supplies and a milestone pursuant to the commercial and license agreement.

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

Government Contracts

US Department of Defense (DOD)

Government contract revenue for the nine months ended September 30, 2023 of $1.0 million was from an award we received from DOD to support our Phase 3 clinical trial to evaluate the safety and efficacy of fostamatinib for the treatment of hospitalized high-risk patients with COVID-19. No revenue was recognized during the three and nine months ended September 30, 2024 and during the three months ended September 30, 2023 from this grant.

Biomedical Advanced Research and Development (BARDA)

In August 2023, we were awarded up to $0.8 million by BARDA, part of the Office of the Assistant Secretary for the Preparedness and Response at the US Department of Health and Human Services (DHHS), for our evaluation of fostamatinib in mitigating the impact of long-term respiratory distress. No revenue was recognized during the three and nine months ended September 30, 2024 and 2023 from this grant. Through September 30, 2024, we have received $0.1 million of the award.

Strategic Development Collaborations with MDACC and CONNECT

In December 2023, we entered into a Strategic Collaboration Agreement with MDACC, a comprehensive cancer research, treatment, and prevention center. The collaboration will expand our evaluation of olutasidenib in AML and other hematologic cancers. Under the collaboration, we will provide MDACC the study materials and $15.0 million in time-based milestone payments as compensation for services to be provided for the studies, over the five-year collaboration term, unless terminated earlier as provided for in the agreement. Through September 30, 2024, we provided $2.0 million funding to MDACC.

In January 2024, we announced our collaboration with CONNECT, an international collaborative network of pediatric cancer centers, to conduct a Phase 2 clinical trial to evaluate olutasidenib in glioma. Under the collaboration, we will provide funding up to $3.0 million and study material over the four-year collaboration.

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

$10.0 million of the closing purchase price was paid in July 2024, and the remaining $5.0 million is outstanding and presented as acquisition-related liabilities in the condensed balance sheet as of September 30, 2024. In accordance with the guidance, we classified the payment of the closing purchase price under financing activity in the condensed statements of cash flows, considering that the payment was not made soon after the acquisition date. The transaction costs have been paid in cash as of September 30, 2024. The contingent considerations relating to future commercial and regulatory milestones were not included in the total purchase price consideration, and will be accounted for when the contingency is resolved and the consideration becomes payable. Royalties are recognized within cost of product sales, as revenue from GAVRETO product sales is recognized.

In an asset acquisition, the acquiring entity should recognize the assets acquired at cost to the acquiring entity which includes transaction costs and consideration given, allocated based on a relative fair value of the assets acquired measured at acquisition date. The fair value of the developed technology, customers, trademarks and trade name was estimated using a multi-period excess earnings income approach that discounts expected cash flows to present value by applying discount rate that represents the estimated rate that market participants would use to value such assets. The relative fair value are based on estimates that required judgement and certain assumptions, categorized as Level 3 in the fair value hierarchy. Since we acquired a single asset, the total purchase consideration was recorded as intangible assets. The related intangible assets is being amortized on a straight-line basis over the estimated useful life of 12 years, and the related amortization is recorded within cost of product sales.

Simultaneously and in connection with entering into the Asset Purchase Agreement, we also entered into certain supporting agreements, including a customary transition agreement, pursuant to which, during the transition period, Blueprint will transition regulatory and distribution responsibility for GAVRETO to us. We also agreed to purchase certain drug product inventories from Blueprint under a Material Transfer Agreement, and received such inventories amounting to approximately $6.5 million during the nine months ended September 30, 2024.

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

Under the accounting guidance, we account for contingent payments when a contingency is resolved, and the consideration becomes payable. We account for milestone payment obligations incurred at development stage and prior to a regulatory approval of an indication associated with the acquired licensed asset as research and development expense when the event requiring payment of the milestone occurs. Milestone payment obligations incurred upon and after a regulatory approval of an indication associated with the acquired licensed asset, and at the commercial stage, are recorded as intangible assets when the event requiring payment of the milestones occurs. Prior to the FDA approval of REZLIDHIA in December 2022, a certain regulatory milestone was met which entitled Forma to receive a $2.5 million milestone payment. Because such milestone payment obligation was incurred prior to a regulatory approval of an indication associated with the acquired licensed asset, we recorded such amount as research and development expense in the fourth quarter of 2022. On December 1, 2022, the FDA approved REZLIDHIA capsules for the treatment of adult patients with R/R AML with susceptible IDH1 mutations as detected by an FDA-approved test. Following the FDA approval, we launched REZLIDHIA and made first shipments of the product to our customers in December 2022. With this FDA approval and first commercial sale of the product, Forma was entitled to receive a total of $15.0 million milestone payments. Since such milestone payment obligations were incurred upon and after regulatory approval of the product, we recorded such amount as intangible assets on our condensed balance sheet in the fourth quarter of 2022. No new milestone was met in 2023 and during the nine months ended September 30, 2024.

The amount recorded as intangible asset is being amortized on a straight-line basis over the estimated useful life of 14 years, and the related amortization is recorded within cost of product sales. Royalties are recognized within cost of product sales, as revenue from REZLIDHIA product sales is recognized.

6.	Stock-Based Compensation

Stock-based compensation for the periods presented was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Selling, general and administrative	$2,360	$1,596	$9,067	$5,127
Research and development	284	347	1,239	1,746
Total stock-based compensation expense	$2,644	$1,943	$10,306	$6,873

During the nine months ended September 30, 2024, we granted stock options to purchase 679,662 shares of common stock with weighted-average grant-date fair value of $9.36 per share, and 25,657 stock options were exercised. The stock options granted during the nine months ended September 30, 2024 generally vest over 3 years. As of September 30, 2024, there were 3,650,540 stock options outstanding, of which, 132,250 are outstanding performance-based stock options wherein the achievement of the corresponding corporate-based milestones were assessed not probable as of September 30, 2024. Accordingly, none of the $2.5 million grant date fair value for these awards has been recognized as stock-based compensation expense as of September 30, 2024.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The following table summarizes the weighted-average assumptions relating to options granted pursuant to our Equity Incentive Plans (our 2018 Equity Incentive Plan and Inducement Plan, as amended) for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Risk-free interest rate	3.8%	4.3%	4.1%	3.8%
Expected term (in years)	6.0	6.0	6.1	6.9
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	88.7%	86.7%	87.6%	83.4%

During the nine months ended September 30, 2024, we granted 291,373 RSUs with a grant-date weighted-average fair value of $12.52 per share, and 68,908 RSUs were released. The RSUs granted during the nine months ended September 30, 2024 generally vest over 3 years. As of September 30, 2024, there were 375,076 RSUs outstanding.

As of September 30, 2024, there was approximately $12.0 million of unrecognized stock-based compensation cost which is expected to be recognized over a remaining weighted-average period of 2.08 years, related to time-based stock options, performance-based stock options wherein achievement of the corresponding corporate-based milestones was considered as probable, and RSUs.

In March 2024, April 2024 and July 2024, our Board of Directors approved additional 158,122 shares of common stock reserved for issuance under our Inducement Plan. In May 2024, our stockholders approved an amendment to our 2018 Plan, to, among other items, add an additional 650,000 shares to the number of shares of common stock authorized for issuance under our 2018 Plan. As of September 30, 2024, there were 1,520,361 shares of common stock available for future grant under our Equity Incentive Plans.

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

Our 24-month offering period under our Purchase Plan ended on June 30, 2024, and a new 24-month offering period started on July 1, 2024. The fair value of awards under our Purchase Plan is estimated on the date of our new offering period using the Black-Scholes option pricing model, which is being amortized over the requisite service periods. As of September 30, 2024, there was approximately $0.4 million of unrecognized stock-based compensation cost which is expected to be recognized over a remaining weighted-average period of 1.20 years, related to our Purchase Plan.

During the nine months ended September 30, 2024, there were 35,902 shares purchased under the Purchase Plan. As of September 30, 2024, there were 213,681 shares reserved for future issuance under the Purchase Plan.

7.	Other Balance Sheet Components

Inventories

Inventories for the periods presented consist of the following (in thousands):

	As of
	September 30, 2024	December 31, 2023
Raw materials	$1,569	$4,609
Work in process	1,811	1,876
Finished goods	5,830	1,508
Total	$9,210	$7,993
Reported as:
Inventories	$4,784	$5,522
Other assets	4,426	2,471
Total	$9,210	$7,993

Inventories as of September 30, 2024 and December 31, 2023 include inventories acquired from Forma pursuant to the license and transition services agreement. Inventories as of September 30, 2024 also include inventories acquired from Blueprint pursuant to a Material Transfer Agreement as discussed in “Note 5 – In-licensing and Acquisition”. As of September 30, 2024, advance payments to the manufacturer of our raw materials were included within prepaid and other current assets in the condensed balance sheet amounted to $3.4 million. No such advance payment was included within prepaid and other current assets as of December 31, 2023.

Non-current inventories consists of active pharmaceutical ingredients classified as raw materials which have multi-year shelf life, as well as certain work in process and finished goods inventories that are not expected to be consumed beyond our normal operating cycle.

Intangible assets

Intangible assets consist of the following (in thousands):

	As of
	September 30, 2024	December 31, 2023
Intangible assets cost	$30,360	$15,000
Accumulated amortization	(2,673)	(1,122)
Intangible assets, net	$27,687	$13,878

See “Note 5 – In-licensing and Acquisition” for related discussions of capitalized intangible assets. Amortization expense recorded within cost of product sales in the condensed statements of operations for the three months ended September 30, 2024 and 2023 was $0.6 million and $0.3 million, respectively, and for the nine months ended September 30, 2024 and 2023 was $1.6 million and $0.8 million, respectively.

The following table presents the estimated future amortization expense of intangible assets as of September 30, 2024 (in thousands):

Remainder of 2024	$588
2025	2,351
2026	2,351
2027	2,351
2028	2,351
Thereafter	17,695
$27,687

8.Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments for the periods presented consist of the following (in thousands):

	As of
	September 30, 2024	December 31, 2023
Cash	$25,853	$8,247
Money market funds	12,070	9,685
US treasury bills	6,980	12,594
Government-sponsored enterprise securities	8,484	11,233
Corporate bonds and commercial paper	7,727	15,174
	$61,114	$56,933
Reported as:
Cash and cash equivalents	$51,692	$32,786
Short-term investments	9,422	24,147
	$61,114	$56,933

Cash equivalents and short-term investments include the following securities with gross unrealized gains and losses (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
As of September 30, 2024	Cost	Gains	Losses	Fair Value
US treasury bills	$6,979	$1	$—	$6,980
Government-sponsored enterprise securities	8,483	1	—	8,484
Corporate bonds and commercial paper	7,718	9	—	7,727
Total	$23,180	$11	$—	$23,191

		Gross	Gross
	Amortized	Unrealized	Unrealized
As of December 31, 2023	Cost	Gains	Losses	Fair Value
US treasury bills	$12,591	$3	$—	$12,594
Government-sponsored enterprise securities	11,230	7	(4)	11,233
Corporate bonds and commercial paper	15,172	5	(3)	15,174
Total	$38,993	$15	$(7)	$39,001

As of September 30, 2024 and December 31, 2023, our cash equivalents and short-term investments had a weighted-average time to maturity of approximately 39 days and 82 days, respectively. Our short-term investments are classified as available-for-sale securities. Accordingly, we have classified these securities as short-term investments on our condensed balance sheets as they are available for use in the current operations. As of September 30, 2024 and December 31, 2024, there were no individual securities that were in a significant unrealized loss position, and the individual securities with unrealized position have been in a loss position for less than one year. We regularly review the securities in an unrealized loss position and evaluate the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. We have not recognized any credit losses as of September 30, 2024 and December 31, 2023.

9.	Fair Value

The table below summarizes the fair value of our cash equivalents and short-term investments measured at fair value on a recurring basis, and are categorized based upon the lowest level of significant input to the valuations (in thousands):

	Assets at Fair Value as of September 30, 2024
	Level 1	Level 2	Level 3	Total
Money market funds	$12,070	$—	$—	$12,070
US treasury bills	—	6,980	—	6,980
Government-sponsored enterprise securities	—	8,484	—	8,484
Corporate bonds and commercial paper	—	7,727	—	7,727
Total	$12,070	$23,191	$—	$35,261

	Assets at Fair Value as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Money market funds	$9,685	$—	$—	$9,685
US treasury bills	—	12,594	—	12,594
Government-sponsored enterprise securities	—	11,233	—	11,233
Corporate bonds and commercial paper	—	15,174	—	15,174
Total	$9,685	$39,001	$—	$48,686

10.Debt

The following table summarizes loans payable, net (in thousands):

	As of
	September 30, 2024	December 31, 2023
Principal outstanding	$60,000	$60,000
Unamortized debt issuance costs	(238)	(398)
Principal outstanding, net of unamortized debt issuance costs	$59,762	$59,602

Reported as:
Loans payable, net, current portion	$—	$7,229
Long-term portion of loans payable, net	59,762	52,373
	$59,762	$59,602

The outstanding loans payable as of the periods presented was related to our Credit and Security Agreement (Credit Agreement) with MidCap Financial Trust (MidCap) entered into on September 27, 2019 (Closing Date) and amended on March 29, 2021 (First Amendment), February 11, 2022 (Second Amendment), July 27, 2022 (Third Amendment), and on April 11, 2024 (Fourth Amendment).

The Credit Agreement provides for a $60.0 million term loan credit facility. At the Closing Date, $10.0 million was funded (Tranche 1), in May 2020, an additional $10.0 million was funded (Tranche 2), at the Second Amendment, an additional $10.0 million was funded (Tranche 3), at the Third Amendment, an additional $10.0 million was funded (Tranche 4), and in March 2023, an additional $20.0 million was funded (Tranche 5). As of September 30, 2024, no remaining funds were available for draw under the term loan credit facility.

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

Prior to the Fourth Amendment to the Credit Agreement as discussed below, the term loans would mature on September 1, 2026, and the interest-only period was through October 1, 2024. The term loans bore interest equal to the sum of one-month Secured Overnight Financing Rate (SOFR), plus an adjustment of 0.11448%, subject to 1.50% applicable floor, plus applicable margin of 5.65%, and a final payment fee of 2.5% of principal due at maturity date.

Following the Fourth Amendment to the Credit Agreement, the term loans mature on September 1, 2027, and the interest-only period is through October 1, 2025. The term loans bear interest equal to the sum of one-month SOFR plus an adjustment of 0.11448%, subject to a 4.00% applicable floor, plus applicable margin of 6.50%. A final payment fee of 4.25% of principal is due at maturity date. The amendment was accounted for as debt modification in accordance with the standards. The unamortized debt issuance costs are continuously being amortized as interest expense through maturity using the effective interest rate method.

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

Interest expense, including amortization of the debt discount and accretion of the final fees related to the Credit Agreement for the three months ended September 30, 2024 and 2023 was $2.1 million and $1.9 million, respectively, and for the nine months ended September 30, 2024 and 2023 was $6.0 million and $5.0 million, respectively. Accrued interest of $1.9 million was included within other accrued liabilities in the condensed balance sheet as of September 30, 2024.

The following table presents the future minimum principal payments of the outstanding loan as of September 30, 2024 (in thousands):

Remainder of 2024	$—
2025	7,500
2026	30,000
2027	22,500
Principal amount (Tranches 1, 2, 3 and 4)	$60,000

The amended Credit Agreement contains certain covenants which, among others, require us to deliver financial reports at designated times of the year and maintain minimum unrestricted cash and trailing net revenues. As of September 30, 2024, we were not in violation of any covenants.

11.Leases

We have a sublease agreement with Atara Biotherapeutics, Inc. entered in October 2022 to sublease an office space located in South San Francisco, California. Subject to the terms of the sublease agreement, the lease term commenced in November 2022 and shall expire in May 2025. This leased facility is currently held as our Headquarters following the expiration of our previously leased facility in January 2023. The weighted average remaining term of our leases as of September 30, 2024 was 0.67 years.

We previously leased our prior headquarter space located in South San Francisco, California with Healthpeak Properties, Inc. (formerly known as HCP BTC, LLC), and had a sublease agreement with an unrelated third-party to sublet a portion of the leased facility. Both leases expired in January 2023.

The components of our operating lease expense were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Fixed operating lease expense	$166	$166	$498	944
Variable operating lease expense	28	75	84	105
Total operating lease expense	$194	$241	$582	$1,049

Supplemental information related to our operating lease were as follow (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cash payments included in the measurement of operating lease liabilities	$184	$178	$552	1,352

Supplemental information related to our operating sublease was as follow (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Fixed sublease expense	$—	$—	$—	365
Variable sublease expense	—	—	—	77
Sublease income	—	—	—	(442)
Net	$—	$—	$—	$—

The following table presents the future lease payments as of September 30, 2024 (in thousands):

Remainder of 2024	$187
2025	301
Total minimum payments required	$488

12.Subsequent Event

Purchase commitment

In the ordinary course of business, we enter into agreements with contract manufacturers to manufacture our inventory products. In October 2024, we entered into an agreement with a third-party contract manufacturer to manufacture TAVALISSE that are expected to be delivered starting in fiscal year 2026 through 2029, for a total contract price of approximately $24.0 million. Although the agreement provides a cancellation clause with or without cause upon written notice, we may or may not be subject to payment of a cancellation fee. The level of cancellation fee is generally dependent on the timing of the written notice in relation to the commencement date of work, with the maximum cancellation fee equal to the full price of the work order.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our financial statements and the accompanying notes included in this report and the audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 5, 2024. Our financial results for the three and nine months ended September 30, 2024 are not necessarily indicative of results that may occur in future interim periods or for the full fiscal year.

This Quarterly Report on Form 10-Q contains statements indicating expectations about future performance and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), and the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. We usually use words such as “may,” “will,” “would,” “should,” “could,” “expect,” “plan,” “anticipate,” “might,” “believe,” “estimate,” “predict,” “intend,” or the negative of these terms or similar expressions to identify these forward-looking statements. These statements appear throughout this Quarterly Report on Form 10-Q and are statements regarding our current expectations, beliefs or intent, primarily with respect to our operations and related industry developments. Examples of these statements include, but are not limited to: our business and scientific strategies; risks and uncertainties associated with the commercialization, distribution and marketing of our products in the US and outside the US; risks that the FDA, EMA, the Medicines and Health Products Regulatory Agency (MHRA) or other regulatory authorities may make adverse decisions regarding our products; the progress of our and our collaborators’ product development programs, including clinical testing, and the timing of results thereof; our corporate collaborations and revenues that may be received from our collaborations and the timing of those potential payments; our expectations with respect to obligations to entities party to commercial or licensing agreements with us and the timing of those obligations; our expectations with respect to timing of recognizing product sales; our expectations with respect to regulatory submissions and approvals; our drug discovery technologies; our research and development expense; protection of our intellectual property and our intention to vigorously enforce our intellectual property rights; the availability and sufficiency of our cash and capital resources and the need for additional capital; our ability to successfully identify and acquire or in-license products or companies, and to successfully transition assets to operate acquisitions; our operations and legal risks; the effectiveness of our cybersecurity risk management process; and our acquisition of certain assets comprising rights to GAVRETO (pralsetinib) in the US. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including as a result of the risks and uncertainties discussed under the heading “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q. Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as required by applicable law. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

We continue to advance the development of R289, our dual IRAK 1/4 inhibitor program, in an open-label, Phase 1b study to determine the tolerability and preliminary efficacy of the drug in patients with lower-risk MDS who are relapsed, refractory or resistant to prior therapies.

We have strategic development collaborations with MDACC to expand our evaluation of olutasidenib in AML and other hematologic cancers with IDH1 mutations, and with CONNECT to conduct a Phase 2 clinical trial to evaluate olutasidenib in combination with temozolomide in patients with HGG harboring an IDH1 mutation.

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

Business Updates

TAVALISSE IN ITP

For the nine months ended September 30, 2024, net product sales of TAVALISSE were $73.8 million, increased by $5.7 million or 8% compared to $68.1 million net product sales in the same period in 2023. The increase was primarily due to increased quantities sold, as well as increased price per bottle, partially offset by higher revenue reserves driven by increased government and private payor rebates.

REZLIDHIA in R/R AML with mIDH1

For the nine months ended September 30, 2024, net product sales of REZLIDHIA were $15.6 million, increased by $8.9 million or 133% compared to $6.7 million net product sales in the same period in 2023. The increase was primarily due to increased quantities sold primarily driven by increased number of patients under therapy, partially offset by higher revenue reserves primarily due to increased government rebates.

GAVRETO in metastatic RET fusion-positive NSCLC and advanced thyroid cancers

We began our commercialization and started recognizing revenue from product sales of GAVRETO in June 2024. For the nine months ended September 30, 2024, we recognized $9.0 million net product sales of GAVRETO. We believe GAVRETO is highly synergistic with our current product portfolio, and we expect to continue to leverage our existing commercial infrastructure to ensure current and newly prescribed GAVRETO patients have continued access to this important treatment option. We distribute and market GAVRETO for approved indications in RET fusion-positive NSCLC and advanced thyroid cancers. We acquired GAVRETO from Blueprint pursuant to an Asset Purchase Agreement entered into on February 22, 2024. Pursuant to the Asset Purchase Agreement, we purchased certain assets comprising the right to research, develop, manufacture and commercialize GAVRETO in the US from Blueprint. Under the terms of the agreement, we agreed to pay Blueprint a purchase price of $15.0 million, of which, $10.0 million was paid in July 2024 following our first commercial sale of GAVRETO at the end of June 2024, and an additional $5.0 million is payable on the first anniversary of the closing date of the agreement, subject to certain conditions. Blueprint is also eligible to receive up to $97.5 million in future commercial milestone payments and up to $5.0 million in future regulatory milestone payments, in addition to tiered royalties ranging from 10% to 30%.

Simultaneously and in conjunction with entering into the Asset Purchase Agreement, we also entered into certain supporting agreements, including a customary transition agreement, pursuant to which, during the transition period, Blueprint will transition regulatory and distribution responsibility for GAVRETO to us. We also agreed to purchase certain drug product inventories from Blueprint under a Material Transfer Agreement, and received such inventories amounting to approximately $6.5 million during the nine months ended September 30, 2024.

In October 2024, we issued a Dear Healthcare Provider Letter for GAVRETO related to a new safety signal identified in an ongoing Phase 3 clinical trial of pralsetinib in first-line treatment of RET fusion-positive, metastatic NSCLC patients, being conducted by Roche. The letter advises healthcare providers to apply certain measures to protect patient safety, including enhanced ongoing monitoring for signs and symptoms of infection as well as guidance for withholding treatment to patients in the presence of active infection.

R289, an Oral IRAK 1/4 Inhibitor for LR-MDS

We advanced the development of our dual IRAK 1/4 inhibitor program, following evaluation of single and multiple ascending doses of R289 in healthy subjects. The Phase 1b open-label, multicenter study evaluates the safety, tolerability and preliminary efficacy of R289 in patients with R/R lower-risk MDS. This Phase 1b study is expected to enroll approximately 40 patients (up to 30 participants in the dose escalation phase, and up to 10 participants in the dose expansion phase). The primary objective of the study is safety, with secondary and exploratory objectives to assess preliminary efficacy and characterize the pharmacokinetic and pharmacodynamic profile of R289. The safety and efficacy data from this Phase 1b study is intended to inform the recommended dose of R289 for further clinical evaluation in lower-risk MDS. Enrollment in the fifth dose level (500 mg / 250mg split dose) is underway. The initial data from the ongoing Phase 1b study will be presented at the 66th American Society of Hematology (ASH) Annual

Meeting and Exposition. Initial data indicate that R289 was generally well tolerated in a heavily pretreated LR-MDS patient population, the majority of whom were high transfusion burden at study entry. As of the data cutoff date (July 15, 2024), 14 of 19 patients were evaluable for efficacy; 4/11 patients receiving R289 doses ≥500 mg/daily achieved transfusion independence/hematologic improvement (HI-E) responses.

Olutasidenib in AML, Other Hematologic Cancers and HGG

In December 2023, we entered into a Strategic Collaboration Agreement with MDACC, a comprehensive cancer research, treatment, and prevention center. The collaboration will expand our evaluation of olutasidenib in AML and other hematologic cancers with IDH1 mutations. Under the Strategic Collaboration Agreement, we will jointly lead the clinical development efforts with MDACC to evaluate the potential of olutasidenib to treat newly diagnosed and R/R patients with AML, higher-risk MDS, and advanced myeloproliferative neoplasms, in combination with other agents. The collaboration will also support the evaluation of olutasidenib as monotherapy in patients with IDH1 mutated clonal cytopenia of undermined significance (CCUS) and lower-risk MDS, as well as maintenance therapy following hematopoietic stem cell transplant. Under the Strategic Collaboration Agreement, we will provide MDACC the study materials and $15.0 million in time-based milestone payments as compensation for services to be provided for the studies, over the five-year collaboration term, unless terminated earlier as provided for in the agreement. Through September 30, 2024, we provided $2.0 million funding to MDACC. In early August 2024, MDACC opened enrollment for a Phase 1b/2 triplet therapy trial of decitabine and venetoclax in combination with olutasidenib in patients with IDH1-mutated AML. In September 2024, we announced the first patient was enrolled. This is the first trial in our multi-year strategic development collaboration with MDACC. The Phase 1b part of the trial seeks to determine the safety and tolerability and recommended Phase 2 dose of decitabine and venetoclax in combination with olutasidenib. The primary objective of the Phase 2 part of the trial is to determine the complete remission rate in both newly diagnosed and R/R patients.

In January 2024, we announced our collaboration with Collaborative Network for Neuro-Oncology Clinical Trials (CONNECT), an international collaborative network of pediatric cancer centers, to conduct a Phase 2 clinical trial to evaluate olutasidenib in combination with temozolomide in patients with HGG harboring an IDH1 mutation (TarGet-D). Under the collaboration, CONNECT will include the olutasidenib treatment arm (TarGet-D) within CONNECT’s TarGet study, a molecularly guided Phase 2 umbrella clinical trial for HGG. In our sponsored arm, adolescents and young adult patients (<39 years old) with newly-diagnosed IDH1-mutation positive HGG will receive maintenance therapy with olutasidenib in combination with temozolomide for the first year after radiotherapy, followed by olutasidenib monotherapy for the second year. Under the collaboration, we will provide CONNECT with a funding up to $3.0 million and study material over the four-year collaboration.

 Collaboration and License Agreement with Kissei

In September 2024, we announced the expansion of our relationship with Kissei, granting exclusive rights to develop and commercialize olutasidenib in all human diseases in Japan, Korea and Taiwan, pursuant to a collaboration and license agreement. Under the terms of the agreement, we received a one-time, non-creditable upfront cash payment of $10.0 million from Kissei, with the potential for up to an additional $152.5 million in development, regulatory and commercial milestone payments, and will receive mid twenty to lower thirty percent, tiered, escalated net sales-based payments for the supply of olutasidenib, subject to certain customary reductions and offsets. Pursuant to the agreement, Kissei is responsible for companion diagnostic development in Japan, for which we will share fifty percent of the costs incurred by Kissei, up to $3.0 million, which are creditable against future milestones and transfer price payments owed to us. We remain responsible for the manufacture and supply of olutasidenib for all development and commercialization activities under the agreement. Pursuant to the concurrently executed supply agreement, we will supply Kissei with bulk drug product for use under the collaboration and license agreement.

We in-licensed olutasidenib from Forma with exclusive, worldwide rights for its development, manufacturing and commercialization. Under the agreement with Forma, Forma is entitled to a certain portion of sublicensing revenue, which include, but are not limited to, upfront payments, milestone payments and royalties, that we receive from a third party sublicensee. Following the collaboration and license agreement with Kissei, Forma is entitled to a portion of the sublicensing revenue from Kissei, including $2.3 million upon our receipt of the $10.0 million upfront cash payment which we expect to pay in the fourth quarter of 2024.

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

Other products in the US that are approved by the FDA to increase platelet production through binding to TPO receptors on megakaryocyte precursors include PROMACTA® (Novartis International AG), Nplate® (Amgen, Inc.), DOPTELET® (Swedish Orphan Biovitrum AB) and ALVAIZTM (Teva Pharmaceutical Industries Ltd.). In the longer term, we may eventually face competition from potential manufacturers of generic versions of our marketed products, including the proposed generic version of TAVALISSE that is the subject of an ANDA submitted to the FDA by Annora, which, if approved and allowed to enter the market, it could result in significant decreases in the revenue derived from sale of TAVALISSE and thereby materially harm our business and financial condition.

Commercial activities, including sales and marketing

Our marketing and sales efforts are focused on hematologists and hematologist-oncologists in the US who manage chronic adult ITP patients. We have a fully integrated commercial team consisting of sales, marketing, market access, and commercial operations functions. Our sales team promotes our products in the US using customary pharmaceutical company practices. Our products are sold initially through third-party wholesale distribution and specialty pharmacy channels and group purchasing organizations before being ultimately prescribed to patients. To facilitate our commercial activities in the US, we also enter into arrangements with various third parties, including advertising agencies, market research firms and other sales-support-related services as needed. We believe that our commercial team and distribution practices are adequate to ensure that our marketing efforts reach relevant customers and deliver our products to patients in a timely and compliant fashion. Also, to help ensure that all eligible patients in the US have appropriate access to our products, we have established a reimbursement and patient support program called Rigel OneCare ® (ROC). Through ROC, we provide co-pay assistance to qualified, commercially insured patients to help minimize out-of-pocket costs and provide free product to uninsured or under-insured patients who meet certain established clinical and financial eligibility criteria. In addition, ROC is designed to provide reimbursement support, such as information related to prior authorizations, benefits investigations and appeals.

We have entered into various license and commercial agreements to commercialize fostamatinib globally as discussed below, but we retain the global rights to fostamatinib outside of the respective territories under such license and commercial agreements.

Fostamatinib in EU and in the UK

We have a commercialization license agreement with Grifols for exclusive rights to commercialize fostamatinib for human diseases, and non-exclusive rights to develop, fostamatinib in their territory. Grifols territory includes EU, the UK, Turkey, the Middle East, North Africa and Russia (including Commonwealth of Independent States). In January 2020, the European Commission (EC) granted a centralized MA for fostamatinib (TAVLESSE) valid throughout the Europe and in the UK, after the departure of the UK from the EU, for the treatment of chronic ITP in adult patients who are refractory to other treatments. Grifols has launched TAVLESSE in the UK and certain countries in EU including Germany, France, Italy and Spain, and continues a phased rollout across the rest of EU.

Fostamatinib in Asia

We have an exclusive license and supply agreement with Kissei to develop and commercialize fostamatinib in all current and potential indications in Japan, China, Taiwan and Korea. Kissei is a Japan-based pharmaceutical company addressing patients’ unmet medical needs through its research, development and commercialization efforts, as well as through collaborations with partners. Japan has the third highest prevalence of chronic ITP in the world behind the US and Europe. Kissei was granted orphan drug designation from the Japanese Ministry of Health, Labor and Welfare for R788 (fostamatinib) in chronic ITP in February 2020. In December 2022, Japan’s PMDA approved TAVALISSE for the treatment of chronic ITP, and in April 2023, Kissei launched TAVALISSE for chronic ITP in Japan.

 Fostamatinib in Canada/Israel

We have exclusive commercial and license agreements with Medison to commercialize fostamatinib in all potential indications in Canada and Israel. In November 2020, Health Canada approved the New Drug Submission for TAVALISSE for the treatment of thrombocytopenia in adult patients with chronic ITP who have had an insufficient response to other treatments. In August 2021, Medison Israel received the licenses for registrational approval from the Ministry of Health. Medison launched TAVALISSE in Canada and Israel.

Fostamatinib in Latin America

We have a commercial license agreement with Knight to commercialize fostamatinib for approved indications in Latin America, consisting of Mexico, Central and South America, and the Caribbean. We are also responsible for the exclusive manufacture and supply of fostamatinib for all future development and commercialization activities under a commercial and supply agreement. In August 2023, Knight submitted the MAA for regulatory approval in Mexico, Colombia and Brazil for fostamatinib for the treatment of adult patients with ITP who had insufficient response to a previous treatment.

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

We in-licensed REZLIDHIA from Forma pursuant to a license and transition services agreement entered in July 2022, with exclusive, worldwide rights for development, manufacturing and commercialization of REZLIDHIA for any uses, including for the treatment of AML and other malignancies. In accordance with the terms of the license and transition services agreement, we paid an upfront fee of $2.0 million, with the potential to pay up to $67.5 million additional payments upon achievement of specified development and regulatory milestones and up to $165.5 million additional payments upon achievement of certain commercial milestones. In 2022, certain milestones were met which entitled Forma to receive a $17.5 million milestone payments. No new milestone was met in 2023 and during the nine months ended September 30, 2024. In addition, subject to the terms and conditions of the license and transition services agreement, Forma would be entitled to tiered royalty payments on net sales of licensed products at percentages ranging from low-teens to mid-thirties, as well as certain portions of our sublicensing revenue, subject to certain standard reductions and offsets.

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

In November 2022, we announced the presentation of an updated interim analysis from the Phase 2 registrational trial of olutasidenib in patients with R/R AML demonstrated robust efficacy and safety results. The registrational cohort of the Phase 2 trial enrolled 153 patients with mIDH1 R/R AML who received olutasidenib monotherapy 150 mg twice daily. The efficacy evaluable population was 147 patients who received their first dose at least six months prior to the interim analysis cutoff date of June 18, 2021. The primary endpoint was a CR/CRh defined as less than 5% blasts in the bone marrow, no evidence of disease, and partial recovery of peripheral blood counts (platelets >50,000/microliter and absolute neutrophil count >500/microliter). The results from the updated interim analysis of patients with mIDH1 R/R AML demonstrated a 35% CR+CRh rate with a median duration of 25.9 months. The ORR a secondary end point, was 48%, and was defined as the rate of CR, CRh, CR with incomplete blood count recovery (Cri), partial remission (which required recovery of neutrophil and platelet counts consistent with a CR), or MLFS. Olutasidenib was effective in a broad range of patients including those with prior high-intensity chemotherapy and/or post-venetoclax. The abstract concluded that the observed activity is clinically meaningful and represents a therapeutic advance in the treatment of this patient population. In this pivotal cohort, olutasidenib was well tolerated with an adverse event profile largely characteristic of symptoms or conditions experienced by patients undergoing treatment for AML or of the underlying disease itself.

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

Commercial activities, including sales and marketing

We believe REZLIDHIA is highly synergistic with our existing hematology-oncology focused commercial and medical affairs infrastructure. Our commercial effort focuses on growing awareness of REZLIDHIA within key institutions, and among targeted HCPs who manage patients with R/R AML with mIDH1. We retain the global rights, excluding Asian countries as discussed below, to develop and commercialize olutasidenib for all indications, and we are currently exploring other ex-US partnership opportunities.

Olutasidenib in Asia

In September 2024, we entered into a collaboration and license agreement with Kissei, pursuant to which Kissei was granted exclusive rights to develop and commercialize olutasidenib in all human diseases in Japan, Korea and Taiwan. Kissei will initially seek approval for REZLIDHIA in Japan for R/R mIDH1 AML and will be responsible for conducting clinical studies as required by the Japanese PMDA. We remain responsible for the manufacture and supply of olutasidenib for all development and commercialization activities and will supply Kissei with bulk drug product for use under the license and supply agreements.

Under the license and services agreement with Forma as discussed in “Note 5, In-licensing and Acquisition”, Forma is entitled to a certain portion of sublicensing revenue, which include, but are not limited to upfront payment, milestone payments and royalties, that we receive from a third party sublicensee. Following the license agreement with Kissei as discussed above, Forma is entitled to a portion of the sublicensing revenue we receive from Kissei.

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

Clinical Stage Programs

R289, an Oral IRAK 1/4 Inhibitor for Hematology-Oncology, Autoimmune, and Inflammatory Diseases

During the second quarter of 2018, we selected R835, a proprietary molecule from our dual IRAK 1/4 inhibitor program, for human clinical trials. This investigational candidate is an orally administered, potent and selective inhibitor of IRAK1 and IRAK4 that blocks inflammatory cytokine production in response to toll-like receptor (TLR) and the interleukin-1 receptor (IL-1R) family signaling. TLRs and IL-1Rs play a critical role in the innate immune response and dysregulation of these pathways can lead to a variety of inflammatory conditions. R835 prevents cytokine release in response to TLR and IL-1R activation in vitro, and is active in multiple rodent models of inflammatory disease including psoriasis, arthritis, lupus, multiple sclerosis and gout. Preclinical studies show that R835 inhibits both the IRAK1 and IRAK4 signaling pathways, which play a key role in inflammation and immune responses to tissue damage. Dual inhibition of IRAK1 and IRAK4 allows for more complete suppression of pro-inflammatory cytokine release than inhibition of either one individually.

In October 2019, we announced results from a Phase 1 randomized, placebo-controlled, double-blind clinical study evaluating the safety, tolerability, pharmacokinetics (PK) and pharmacodynamics of R835 in 91 healthy adult subjects. The Phase 1 study showed that R835 had a favorable safety, tolerability and PK profile and established proof-of-mechanism by demonstrating the inhibition of inflammatory cytokine production in response to a lipopolysaccharide (LPS) challenge.

We advanced the development of our IRAK 1/4 inhibitor program, following evaluation of single and multiple ascending doses of R289, a new pro-drug formulation of R835 in healthy subjects. In January 2022, we received clearance from the FDA to initiate a Phase 1b open-label, multicenter study to evaluate the safety, tolerability and preliminary efficacy of R289 in patients with R/R lower-risk MDS. In December 2022, we announced the dosing of the first patient. This Phase 1b study is expected to enroll approximately 40 patients (up to 30 participants in the dose escalation phase, and up to 10 participants in the dose expansion phase). The primary objective of the study is safety, with secondary and exploratory objectives to assess preliminary efficacy and characterize the pharmacokinetic and pharmacodynamic profile of R289. The safety and efficacy data from this Phase 1b study is intended to inform the recommended dose of R289 for further clinical evaluation in lower-risk MDS. Enrollment in the fifth dose level (500 mg / 250mg split dose) is underway. The initial data from the ongoing Phase 1b study will be presented at the 66th ASH Annual Meeting and Exposition. Initial data indicate that R289 was generally well tolerated in a heavily pretreated LR-MDS patient population, the majority of whom were high transfusion burden at study entry. As of the data cutoff date (July 15, 2024), 14 of 19 patients were evaluable for efficacy; 4/11 patients receiving R289 doses ≥500 mg/daily achieved transfusion independence/hematologic improvement (HI-E) responses.

Olutasidenib for mIDH1 AML

We have a strategic collaboration agreement with MDACC to expand our evaluation of olutasidenib in AML and other hematologic cancers with IDH1 mutations. Under such collaboration agreement, we will jointly lead the clinical development efforts with MDACC to evaluate the potential of olutasidenib to treat newly diagnosed and R/R patients with AML, higher-risk MDS, and advanced myeloproliferative neoplasms, in combination with other agents. The collaboration will also support the evaluation of olutasidenib as monotherapy in patients with IDH1 mutated clonal cytopenia of undermined significance and lower-risk MDS, as well as maintenance therapy following hematopoietic stem cell transplant. In early August 2024, MDACC opened enrollment for a Phase 1b/2 triplet therapy trial of decitabine and venetoclax in combination with olutasidenib in patients with IDH1-mutated AML. In September 2024, we announced the first patient was enrolled. This is the first trial in our multi-year strategic development collaboration with MDACC. The Phase 1b part of the trial seeks to determine the safety and tolerability and recommended Phase 2 dose of decitabine and venetoclax in combination with olutasidenib. The primary objective of the Phase 2 part of the trial is to determine the complete remission rate in both newly diagnosed and R/R patients.

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

Bemcentinib – BerGenBio

We have an exclusive, worldwide research, development and commercialization agreement with BerGenBio for our investigational AXL receptor tyrosine kinase inhibitor, R428 (now referred to as bemcentinib (BGB324)). In February 2023, BerGenBio announced positive data from the Phase 2 trial of bemcentinib in combination with pembrolizumab in patients with second-line NSCLC. The treatment with bemcentinib in combination with pembrolizumab demonstrated long survival benefit and sustained disease control, particularly in patients with AXL TPS > 5, substantiating the relevance of AXL as a target and bemcentinib’s selective inhibition capabilities in NSCLC. Also in March 2023, BerGenBio announced its first patient dosed in a Phase 1b/2a trial evaluating bemcentinib in first-line NSCLC patients harboring STK11 mutations. In March 2024, BerGenBio announced initiation of the Phase 2a portion of the study following a positive decision by the Data and Safety Monitoring Board (DSMB) following review of the Phase 1b safety data. In July 2024, BerGenBio announced that the DSMB confirmed acceptable safety at the highest dose tested in Phase 1b and recommended that under the study protocol, no additional patients will be required for Phase

1b. In October 2024, BerGenBio announced the preliminary safety data from dose escalation Phase 1b in first-line NSCLC patients.

Milademetan – Daiichi

DS-3032 is an investigational oral selective inhibitor of the MDM2 protein investigated by Daiichi in three Phase 1 clinical trials for solid and hematological malignancies including AML, acute lymphocytic leukemia, chronic myeloid leukemia in blast phase, lymphoma and MDS. Preliminary safety and efficacy data from a Phase 1 trial of DS-3032 suggests that DS-3032 may be a promising treatment for hematological malignancies including R/R AML and high-risk MDS. In September 2020, worldwide rights to DS-3032 (milademetan) were out-licensed from Daiichi to Rain Oncology Inc. (Rain). In January 2024, Pathos Al, Inc. (Pathos) completed the acquisition of Rain. Pathos indicated that it has continued interest in further developing milademetan for cancer patients using its propriety PathOS Platform.

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

We also have strategic development collaborations with MDACC and CONNECT to conduct evaluation of olutasidenib in AML, other hematologic cancers and glioma.

Commercialization and Sponsored Research and License Agreements

See “Note 4 – Sponsored Research, License Agreements and Government Contracts” and “Note 5 – In-licensing and Acquisition” to our “Notes to Condensed Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for related discussions.

Results of Operations

Revenues

	Three Months Ended September 30,		Aggregate	Nine Months Ended September 30,		Aggregate
	2024	2023	Change	2024	2023	Change

	(in thousands)
Product sales, net	$38,927	$27,129	$11,798	$98,380	$74,755	$23,625
Contract revenues from collaborations	16,380	1,005	15,375	23,302	5,335	17,967
Government contracts	—	—	—	—	1,000	(1,000)
Total revenues	$55,307	$28,134	$27,173	$121,682	$81,090	$40,592

The following table summarizes the percentages of revenues from each of our customers who individually accounted for 10% or more of the total net product sales and revenues from collaborations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
McKesson Corporation	43%	49%	44%	46%
Cencora Inc. (formerly ASD Healthcare)	19%	18%	20%	20%
Cardinal Health, Inc.	*	28%	15%	27%
Kissei	23%	*	14%	*

*Denotes less than 10%

Revenue from product sales is related to our sale of our products in the US, net of chargebacks, discounts and fees, government and other rebates and returns. Typically, our first quarter net sales are impacted by the first quarter reimbursement issues such as the resetting of co-pays and the Medicare donut hole.

TAVALISSE net product sales for the three and nine months ended September 30, 2024 were $26.3 million and $73.8 million, respectively, increased by 8% for each period, compared to $24.5 million and $68.1 million net product sales for the three and nine months ended September 30, 2023, respectively. The increase was primarily due to increased quantities sold, as well as increased price per bottle, partially offset by higher revenue reserves driven by increased government and private payor rebates. REZLIDHIA net product sales in the three and nine months ended September 30, 2024 were $5.5 million and $15.6 million, respectively, increased by 107% and 133% compared to $2.7 million and $6.7 million net product sales for the three and nine months ended September 30, 2023, respectively. The increase was primarily due to increased quantities sold primarily driven by increased number of patients under therapy, partially offset by the higher revenue reserves primarily due to increased government rebates. Following the commercialization of GAVRETO in June 2024, we started recognizing revenue from shipments to our distributors. For the three and nine months ended September 30, 2024, we recognized $7.1 million and $9.0 million, respectively, of GAVRETO net product sales.

Contract revenues from collaborations in the three and nine months ended September 30, 2024 consisted primarily of revenue from Kissei of $13.0 million and $17.5 million, respectively, $10.0 million of which was the upfront fee we received from sublicensing olutasidenib, and the remainder was related to the delivery of drug supplies. In addition, we recognized revenue from Grifols of $3.3 million and $5.5 million in the three and nine months ended September 30, 2024, respectively, related to earned royalty and delivery of drug supplies. Contract revenues from collaborations in the three and nine months ended September 30, 2023 consisted primarily of revenue from Grifols of $0.8 million and $5.1 million, respectively, related to earned royalty and delivery of drug supplies.

No government contract revenue was recognized during the three and nine months ended September 30, 2024, and three months ended September 30, 2023. Government contract revenue in the nine months ended September 30, 2023 was related to the income we recognized upon achievement of certain milestones from the award granted to us by the DOD.

We expect that our future revenues to include product sales of our existing commercial products and product sales from new commercial products we may have in the future. Our net product sales may be impacted by the demand from our customers, changes to government and private payor rebate programs, chargeback and discount programs, co-payment assistance programs, and any other rebate and discount programs we may enter in the future. In addition, our future revenues may include payments from our existing and new collaboration partners and government grants. As of September 30, 2024, we had $1.4 million of deferred revenue relating to our collaboration agreement with Kissei which we will recognize as revenue upon satisfaction of our remaining performance obligations.

Cost of Product Sales

	Three Months Ended September 30,		Aggregate	Nine Months Ended September 30,		Aggregate
	2024	2023	Change	2024	2023	Change

	(in thousands)
Cost of product sales	$8,026	$1,268	$6,758	$12,858	$3,320	$9,538

The cost of product sales includes the cost of inventories sold to our customers and to our collaborative partners. Inventories sold for the periods presented include inventory quantities acquired or produced prior to the FDA approval of the product, and do not reflect the full cost of the inventories sold, since such costs incurred prior to FDA approval were previously expensed and charged to research and development expense. In particular, we still utilize active pharmaceutical ingredients with zero cost for our TAVALISSE inventories, which we expect to make use of for the next 1 to 2 years. As such, we recognize lower cost of product sales in the periods where we sell inventory quantities acquired or produced prior to the FDA approval of the product. As we acquire or produce more FDA approved inventory quantities in the future, our inventory cost in the balance sheet and cost of product sales will reflect the full cost of acquiring or producing such products. Cost of product sales also includes amortization of intangible assets acquired from in-licensing or acquisition of commercialized products, as well as sublicensing revenue fees and royalty expense. Cost of product sales may also include reserves for potential excess, dated or obsolete inventories, estimated based upon assumptions about future demand and market conditions as well as product shelf lives.

The increase in cost of product sales in the three and nine months ended September 30, 2024 compared to the same periods in 2023 was primarily due to increased royalty expense and sublicensing revenue fee of $3.4 million and $4.5 million, respectively, and increased amortization of intangible assets of $0.3 million and $0.7 million, respectively. Further, the increase in cost of product sales was also partly due to increased product sales, and increased delivery of drug supplies pursuant to our supply agreements with our collaborative partners.

Research and Development Expense

	Three Months Ended September 30,		Aggregate	Nine Months Ended September 30,		Aggregate
	2024	2023	Change	2024	2023	Change

	(in thousands)
Research and development expense	$6,182	$6,475	$(293)	$17,748	$21,336	$(3,588)
Stock-based compensation expense included in research and development expense	$284	$347	$(63)	$1,239	$1,746	$(507)

Research and development expense in the three months ended September 30, 2024 decreased compared to the same period in 2023. The decrease in research and development expense primarily due to timing of progress of trial activities of our IRAK 1/4 inhibitor program of $1.7 million and in other various research and development costs of $0.2 million, were partially offset by the increase in our research and development expense related to our ongoing clinical development programs for olutasidenib of approximately $1.6 million.

The decrease in research and development expense in the nine months ended September 30, 2024 compared to the same period in 2023 was partly due to decreased clinical trial related expenses of $2.8 million due to the progress of trial activities of our IRAK 1/4 inhibitor program, as well as $1.8 million due to timing of trial activities of our completed Phase 3 clinical trials of fostamatinib in patients with COVID-19 and wAIHA. Other research and development expense including allocated facilities and laboratory costs also decreased by $1.0 million. These decreases were partially offset by the increase in our research and development activities of $2.0 million related to our ongoing clinical development programs for olutasidenib.

Our research and development expenditures include costs related to preclinical and clinical trials, scientific personnel, supplies, equipment, consultants, sponsored research, stock-based compensation, and allocated facility costs. We expect to continue to incur significant research and development expense as we continue our activities in our clinical studies including IRAK 1/4 inhibitor program; our collaborative partnerships with MDACC and CONNECT to evaluate olutasidenib in AML, other hematologic cancers and glioma; and any other clinical programs we may pursue in the future.

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

The following table presents our total research and development expense by category (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,		From January 1, 2007*
	2024	2023	2024	2023	to September 30, 2024
Categories:
Research	$37	$375	$898	1,332	$269,954
Development	5,757	5,616	15,224	17,379	577,699
Other	388	484	1,626	2,625	278,876
	$6,182	$6,475	$17,748	$21,336	$1,126,529

*We started tracking research and development expense by category on January 1, 2007.

“Other” expenses in the three months ended September 30, 2024 and 2023 consisted of allocated facilities costs of $0.1 million for each of the periods, and allocated stock-based compensation expense of $0.3 million and $0.4 million, respectively. For the nine months ended September 30, 2024 and 2023, allocated facilities costs was $0.4 million and $0.9 million, respectively, and allocated stock-based compensation expense was $1.2 million and $1.7 million, respectively.

Selling, General and Administrative Expense

	Three Months Ended September 30,		Aggregate	Nine Months Ended September 30,		Aggregate
	2024	2023	Change	2024	2023	Change

	(in thousands)
Selling, general and administrative expense	$27,043	$24,856	$2,187	$83,539	$78,891	$4,648
Stock-based compensation expense included in selling, general and administrative expense	$2,360	$1,596	$764	$9,067	$5,127	$3,940

The increase in selling, general and administrative expense in the three months ended September 30, 2024 compared to the same period in 2023 was primarily due to increases in commercial related expenses of $1.9 million and in personnel-related costs and stock-based compensation expense of $1.5 million, partially offset by the decrease in other various sales, general and administrative costs of $1.2 million.

The increase in selling, general and administrative expense in the nine months ended September 30, 2024 compared to the same period in 2023 was primarily due to increases of $5.9 million in personnel-related costs and stock-based compensation expense, and in commercial related expenses of $1.7 million, partially offset by the decrease in other various sales, general and administrative costs primarily due to lower facilities cost of $3.0 million.

We expect to incur significant selling, general and administrative expenses, as we expect our commercial related expenses to increase as we continue to expand our commercial activities for TAVALISSE, REZLIDHIA, and GAVRETO. We continue to deploy resources to enable our field-based employees to engage with healthcare providers. These engagements have enabled our field team to cover existing prescribers, as well as develop relationships with new prescribers to identify appropriate patients for our products.

Interest Income and Interest Expense

	Three Months Ended September 30,		Aggregate	September 30,		Aggregate
	2024	2023	Change	2024	2023	Change

	(in thousands)
Interest income	$425	$672	$(247)	$1,570	$1,594	$(24)
Interest expense	$(2,060)	$(1,899)	$(161)	$(5,963)	$(4,965)	$(998)

Interest income is related to our interest-bearing cash and investment balances. The decrease in interest income in the three and nine months ended September 30, 2024 compared to the same periods in 2023 was primarily driven by lower investment balances throughout the respective periods, partially offset by higher interest rates.

Interest expense was comprised primarily of interest on the outstanding term loan with MidCap. Increased interest expense in the three and nine months ended September 30, 2024 compared to the same periods in 2023 was primarily due to higher interest on our term loan with Midcap. Also contributing to higher interest expense for the nine months ended September 30, 2024 compared to the same period in 2023 was the higher outstanding principal balance of the term loan throughout the respective periods as the Tranche 5 ($20.0 million) term loan was funded in March 2023.

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

Liquidity and Capital Resources

Liquidity

As of September 30, 2024 and December 31, 2023, we had approximately $61.1 million and $56.9 million, respectively, in cash, cash equivalents and short-term investments. We continue to maintain investment portfolios primarily in money market funds, US treasury bills, government-sponsored enterprise securities, corporate bonds and commercial paper. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. We view our investments portfolio as available-for-sale and are available for use in current operations. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. We continue to monitor the impact of the changes in the conditions of the credit and financial markets to our investment portfolio and assess if future changes in our investment strategy are necessary.

Following summarizes our cash flow activity for the periods presented:

	Nine Months Ended September 30,
	2024	2023

	(in thousands)
Net cash provided by (used in):
Operating activities	$16,968	$497
Investing activities	15,044	2,577
Financing activities	(13,106)	17,881
Net increase in cash and cash equivalents	$18,906	$20,955

Net cash provided by operating activities for the nine months ended September 30, 2024 was primarily due the proceeds from sales of our products, and cash received from our collaboration partners including the $10.0 million upfront payment from Kissei pursuant to the collaboration and license agreement, partially offset by the payments of operating expenses. Net cash provided by operating activities for the nine months ended September 30, 2023 was primarily due to the proceeds from sales of our products, cash received from our collaboration partners including the $20.0 million regulatory milestone payment from Kissei received in January 2023, as well as cash received from government grants, partially offset by payments of operating expenses.

Net cash provided by investing activities for the nine months ended September 30, 2024 comprised primarily of net maturities of short-term investments of $15.4 million, partially offset by payments for acquisition of intangible assets of $0.4 million. Net cash provided by investing activities for the nine months ended September 30, 2023 comprised net maturities of short-term investments of $17.4 million and proceeds from sale of property and equipment of $0.1 million, partially offset by the payment of milestone obligations to Forma recorded as intangible assets of $15.0 million.

Net cash used in financing activities for the nine months ended September 30, 2024 comprised payment of the closing purchase price to Blueprint of $10.0 million and cost share payments to a collaboration partner of $3.6 million, partially offset by the net proceeds from issuance of common stock upon exercise of stock options and participation in the Purchase Plan of $0.5 million. Net cash provided by financing activities for the nine months ended September 30, 2023 comprised net cash proceeds from term loan financing of $20.0 million (Tranche 5) and proceeds from exercise of stock options and participation in the Purchase Plan of $0.6 million, partially offset by our cost share payments to collaboration partner of $2.6 million.

We believe that our existing capital resources will be sufficient to support our current and projected funding requirements, including the continued commercialization of our products, through at least the next 12 months from this Form 10-Q filing date. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with commercializing a product, the development of our product candidates and other research and development activities, we are unable to estimate with certainty our future product revenues, our revenues from our current and future collaborative partners, the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials and other research and development activities.

Capital Resources

We finance our operations primarily through sales of our products, and contract payments under our collaboration agreements, as well as through equity securities and debt financing.

Under our existing collaboration agreements that we entered in the ordinary course of business, we received or may be entitled to receive upfront cash payments, payments contingent upon specified events achieved by such partners and royalties on any net sales of products sold by such partners under the agreements. As of September 30, 2024, total future contingent payments to us under our existing agreements could exceed $1.4 billion if all potential product candidates achieved all of the payment triggering events under all of our current agreements. This estimated future contingent amount does not include any estimated royalties that could be due to us if the partners successfully commercialize any of the licensed products. Future events that may trigger payments to us under the agreements are based solely on our partners’ future efforts and achievements of specified development, regulatory and/or commercial events. See further discussion in “Note 4 – Sponsored Research, License Agreements and Government Contracts” to our “Notes to Condensed Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

We have an Open Market Sale Agreement with Jefferies LLC (Jefferies), as a sole agent, entered on August 4, 2020, and amended and restated on August 2, 2024. Pursuant to such Open Market Sale Agreement, we may sell from time to time, through Jefferies, shares of our common stock in sales deemed to be “at-the-market offerings” as defined in Rule 415 under the Securities Act, subject to conditions specified in the Open Market Sale Agreement, including maintaining an effective registration statement covering the sale of shares under the Open Market Sale Agreement. As of September 30, 2024, we have not sold any shares of common stock under such Open Market Sale Agreement. We had a shelf registration statement (the Prior Registration Statement) filed with the SEC that expired on August 3, 2024. The Prior Registration Statement included a base prospectus registering the offering, issuance, and sale by us of up to $250.0 million in the aggregate of the securities identified from time to time in one or more offerings, including the $100.0 million of shares of our common stock that may be offered, issued and sold under the Open Market Sale Agreement. On August 2, 2024, we filed a new shelf registration statement (the New Registration Statement) with the SEC to replace the Prior Registration Statement. The New Registration Statement was declared effective on August 9, 2024 by the SEC. The New Registration Statement includes a base prospectus to register the offering, issuance and sale by us of up to $250.0 million in the aggregate of securities identified from time to time in one or more offerings, including up to $100.0 million of shares of our common stock that may be offered, issued and sold under the Open Market Sale Agreement.

We have a Credit Agreement with MidCap that provides for $60.0 million term loan credit facility, which was fully funded as of September 30, 2024.

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

As discussed in detail in “Note 4 – Sponsored Research, License Agreements and Government Contracts” of our “Notes to Condensed Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, pursuant to the amended Lilly Agreement, and us providing the first opt-out notice to Lilly on September 29, 2023, we were responsible for funding the development costs for ocadusertib (previously R552) in the US, Europe, and Japan, through April 1, 2024, capped at a specified amount. Lilly billed us $21.4 million of the funding development costs incurred through April 1, 2024 and the amount was fully paid as of September 30, 2024. Although currently we are no longer obligated to pay Lilly for our share in the ocadusertib development cost incurred subsequent to April 1, 2024, under the Lilly Agreement, we have the right to opt-in to co-funding the ocadusertib development, upon us providing notice to Lilly within 30 days of certain events, as specified in the Lilly Agreement. If we decide to exercise our opt-in right, we will be required to continue to share in global development costs, and if we later exercise our second opt-out right (no later than April 1, 2025), our share in global development costs will be up to a specified cap through December 31, 2025, as provided for in the Lilly Agreement.

As discussed in detail in “Note 5 – In-licensing and Acquisition” of our “Notes to Condensed Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, pursuant to an Asset Purchase Agreement with Blueprint entered in February 2024, we agreed to pay Blueprint a purchase price of $15.0 million, of which, $10.0 million was paid in July 2024, and an additional $5.0 million is payable on the first anniversary of the closing date of the agreement, subject to certain conditions. Blueprint is also eligible to receive up to $97.5 million in future commercial milestone payments, up to $5.0 million in future regulatory milestone payments, and tiered royalty payments ranging from 10% to 30%.

Additionally, as discussed in detail in “Note 5 – In-licensing and Acquisition” of our “Notes to Condensed Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, pursuant to our license and transition services agreement, Forma is entitled to potential development and regulatory milestone payments of up to $67.5 million, commercial milestone payments of up to $165.5 million, and tiered royalty payments on net sales as well as certain portion of sublicensing revenue. Certain milestones were met in 2022 which entitled Forma to receive $17.5 million milestone payments that was paid in the fourth quarter of 2022 and first quarter of 2023. No additional milestone was met through September 30, 2024. As discussed in “Note 4 – Sponsored Research, License Agreements and Government Contracts” of our “Notes to Condensed Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, Forma is entitled to a portion of the sublicensing revenue we receive from Kissei related to our collaboration and license agreement of olutasidenib. With the receipt of the upfront payment of $10.0 million from Kissei in September 2024, Forma is entitled to $2.3 million sublicense revenue fee, which we expect to pay in the fourth quarter of 2024.

As of September 30, 2024, we have a contractual commitment related to our leased facilities of $0.5 million and the amount is payable within 12 months. See “Note 11 – Leases” to our “Notes to Condensed Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussions of our leases.

As discussed above, we have a contractual commitment with respect to our credit facility with MidCap, and as of September 30, 2024, the outstanding principal amount of the loan was $60.0 million. As discussed in detail in “Note 10 – Debt” to our “Notes to Condensed Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, the term loans mature on September 1, 2027, and the interest-only period is through October 1, 2025. The term loans bear interest equal to the sum of one-month SOFR plus an adjustment of 0.11448%, subject to a 4.00% applicable floor, plus applicable margin of 6.50%. A final payment fee of 4.25% of principal is due at maturity date. As of September 30, 2024, no principal payments are due within 12 months. As of September 30, 2024, future interest calculated using the base interest rate as per the amended Credit Agreement, and the final fee payments associated with the credit facility amounted to $16.0 million, of which, approximately $6.6 million is payable within 12 months.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities related to our investments and borrowings. There were no material changes to our quantitative and qualitative disclosures about market risks during the nine months ended September 30, 2024 as disclosed in “Item 7A. Quantitative and Qualitative Disclosures About Market Risks” of our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Changes in Internal Controls. There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Our compounds in clinical trials and our future leads for potential drug compounds are subject to the risks and failures inherent in the development of pharmaceutical products. These risks include, but are not limited to, the inherent difficulty in selecting the right drug and drug target and avoiding unwanted side effects, as well as unanticipated problems relating to product development, testing, enrollment, obtaining regulatory approvals, obtaining and maintaining reimbursement in national markets and positive recommendation from HTA bodies, maintaining regulatory compliance, manufacturing, competition and costs and expenses that may exceed current estimates. In future clinical trials, we, our partners or others may discover additional side effects and/or a higher frequency of side effects than those observed in previously completed clinical trials. The results of preliminary and mid-stage clinical trials do not necessarily predict clinical or commercial success, and larger later-stage clinical trials may fail to confirm the results observed in the previous clinical trials. Similarly, a clinical trial may show that a product candidate is safe and effective for certain patient populations in a particular indication, but other clinical trials may fail to confirm those results in a subset of that population or in a different patient population, which may limit the potential market for that product candidate. For example, in October 2024, we issued a Dear Healthcare Provider Letter for GAVRETO related to a new safety signal identified in an ongoing Phase 3 clinical trial of pralsetinib in first-line treatment of RET fusion-positive, metastatic NSCLC patients, being conducted by Roche. With respect to our own compounds in development, we have established anticipated timelines with respect to the initiation of clinical trials based on existing knowledge of the compounds. However, we cannot provide assurance that we will meet any of these timelines for clinical development. Additionally, the initial results of a completed earlier clinical trial of a product candidate do not necessarily predict final results and the results may not be repeated in later clinical trials.

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

Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors and customers, may expose us to broadly applicable federal, state and foreign fraud and abuse and other healthcare laws and regulations including anti-kickback and false claims laws, data privacy and security laws, and transparency reporting laws. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute any product for which we have obtained regulatory approval, or for which we may obtain regulatory approval in the future. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws and regulations intended to prevent fraud, misconduct, bribery kickbacks, self-dealing and other abusive or inappropriate practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, including promoting off-label uses of our products, certain commission compensation, certain customer incentive programs, certain patient support offerings, and other business arrangements generally. Activities subject to these laws also involve the improper use or misrepresentation of information obtained in the course of patient recruitment for clinical trials, creating fraudulent data in our preclinical studies or clinical trials or illegal misappropriation of drug product, which could result in regulatory sanctions and cause serious harm to our reputation. See “Business – Government Regulation – Healthcare and Privacy Law and Regulation and Healthcare Reform” contained in Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2023, for more information on the healthcare laws and regulations that may affect our ability to operate.

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

In the US, these obligations include various federal, state, and local statutes, rules, and regulations relating to privacy and data security. The Federal Trade Commission (FTC) has authority under Section 5 of the FTC Act to regulate unfair or deceptive or practices, and has used this authority to initiate enforcement actions against companies that implement inadequate controls around privacy and information security in violation of their externally facing policies. The FTC has recently brought several cases alleging violations of Section 5 of the FTC Act with respect to health information, and has proposed rulemaking on a variety of privacy and data security topics. The FTC published an advance notice of proposed rulemaking in 2022 on commercial surveillance and data security, and may propose regulation concerning the ways in which companies collect, aggregate, protect, use, analyze, and retain consumer data, as well as transfer, share, sell, or otherwise monetize that data in the coming years. The FTC also finalized changes to the Health Breach Notification Rule in April 2024. Moreover, the US federal government has also enacted statutes to address privacy and information security issues impacting particular industries or activities, including the following laws and regulations: the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the Health Insurance Portability and Accountability Act (HIPAA), the Health Information Technology for Economic and Clinical Health Act, the Telephone Consumer Protection Act, the CAN-SPAM Act, and other laws and regulations, and continues to consider comprehensive federal privacy legislation.

In addition, state legislatures have enacted statutes to address privacy and information security issues, including the California Consumer Privacy Act of 2018 (the CCPA). For example, the CCPA, as amended by the California Privacy Rights Act (CPRA), establishes a privacy framework applicable to for-profit entities that are doing business in California, including an expansive definition of personal information and data privacy rights for California residents (as consumers, business contacts and employees), and authorizes potentially severe statutory damages and creates a private right of action for certain data security breaches. The CCPA also requires businesses subject to the law to provide disclosures to California residents and to provide them with rights with respect to their personal information, including the right to opt out of the sale of such information. Moreover, the CPRA, among other things, impose requirements relating to data minimization and correction, and gives California residents additional rights over their personal information, including the right to opt-out of the use of their personal information in online behavioral advertising and to opt-out of certain types of consumer profiling. The CPRA also provides for penalties for CPRA violations concerning California residents under the age of 16, and establishes a new California Privacy Protection Agency to implement and enforce the law. Although there are limited exemptions for clinical trial and other research-related data under the CCPA, the CCPA could impact our business depending on how it will be interpreted by the new California Privacy Protection Agency. As we expand our operations, the CCPA may increase our compliance costs and potential liability.

Multiple other states have followed California and enacted comprehensive privacy laws, or are considering similar legislation. While these new laws and proposals generally include exemptions for HIPAA-covered protected health information and clinical trial data, they add layers of complexity to compliance in the US market, and could increase our compliance costs and adversely affect our business. Moreover, some states have enacted laws specific to health data privacy, which may cause additional compliance costs such as the Washington My Health My Data Act and Nevada’s Consumer Health Data Privacy Law. States, such as Colorado, Utah and California, have passed or are considering legislation or regulation governing the development or use of artificial intelligence technologies, supplementing the existing consumer protection, FDA and other regulatory guidance that may apply to the use of AI technologies in our business, and which may impact our use of technology. Moreover, many states also have in place data security laws requiring companies to maintain certain safeguards with respect to the processing of personal information, and all states require companies to notify individuals or government regulators in the event of a data breach impacting such information.

Laws and regulations relating to privacy, data protection, consumer protection, AI and information security are evolving and subject to potentially differing interpretations. These requirements may be interpreted and applied in a manner that varies from one jurisdiction to another and/or may conflict with other laws or regulations. New laws and regulations add additional complexity, requirements, restrictions and potential legal risk. Accordingly, compliance programs may require additional investment in resources, and could impact availability of previously useful data.

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

In addition to data privacy requirements, cybersecurity requirements are laid down in various laws in the EU and the UK, the key ones being: (i) the GDPR (as discussed in detail above), which requires controllers and processors to implement appropriate technical and organizational measures to safeguard personal data to a level of security appropriate to the data protection risk; and (ii) the UK Network and Information Systems Regulation 2018 (NIS

Regulations), and the EU Network and Information Systems Security 2 Directive (NISD2) as implemented into EU Member State law.

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

In the UK, the NIS Regulations apply to ‘operators of essential services’ (OES) and ‘relevant digital service providers’ (RDSP) and following the UK General Election in July 2024, the new UK Government has announced it intends to introduce a Cyber Security and Resilience Bill to the UK Parliament. The NIS Regulations require that appropriate and proportionate technical and organizational measures are implemented to manage the risk of network and information systems, and impose requirements related to incident handling and notification in relation to incidents with significant disruptive effect. Under the NIS Regulations, the UK’s data protection supervisory authority, the Information Commissioner’s Office, may issue fines of up to £17 million and take other action following non-compliance.

In the EU, more stringent cybersecurity and incident reporting requirements are imposed on ‘essential’ and ‘important’ entities, which include ICT managed service providers (MSP), cloud service providers as well as entities carrying out research and development activities of medicinal products, and certain specific medical device manufacturers. Our entities may be in scope of the NISD2 where they qualify as a MSP, cloud provider, R&D entity and/or medical device manufacturer within the meaning of NISD2 and offer those services in the EU.

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

In addition, the EU Critical Entities Resilience Directive (CER) is aimed at strengthening the resilience of ‘critical infrastructure’ against specific threats including cyber incidents, natural hazards, terrorist attacks, insider threats, and sabotage. The scope of CER includes entities designated as ‘critical’ under CER and includes (among other things) the health sector and the manufacturers of medical devices as ‘essential services.’ The CER imposes cybersecurity and resilience requirements in particular in relation to incidents with so-called ‘significant disruptive effects’ – which are incidents that are able to significantly impact the continuation of the critical infrastructure service offering in the EU. Requirements include to: (i) identify relevant risks that may significantly disrupt the provision of essential services (i.e., pursuant to a risk assessment); (ii) take appropriate and proportionate technical, security and organizational measures to ensure resilience (i.e., based on the outcome of the risk assessment); and (iii) notify disruptive incidents to the competent authorities within 24 hours after becoming aware of an incident. The CER is enforceable on a national EU Member State level by the competent authorities, and allows EU Member States to set penalties as long as they are effective, proportionate, and dissuasive. Our entities may be in scope of the CER where they qualify as critical entities within the meaning of CER.

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

The EU has also developed a standalone law to govern the offering and use of AI systems in the EU (the AI Act) which was published in the Official Journal of the European Union on July 12, 2024 and entered into force on August 1, 2024. The AI Act imposes regulatory requirements on AI system providers, deployers, importers, distributors, and users of AI systems, in accordance with the level of risk involved with the AI system (“unacceptable”, “high”, “limited”, and “minimal” risk). Unacceptable-risk AI systems are banned from being offered and used in the EU, and high-risk AI systems (which include AI used as part of medical devices in certain instances) are subject to a set of regulatory requirements under the AI Act including to establish quality and post-marketing monitoring and risk assessment systems, requirements related to the training of AI systems and training data, and requirements related to human oversight. Limited-risk AI systems are subject mainly to transparency requirements only and minimal-risk AI systems are not subject to obligations under the AI Act. General-purpose AI systems have also been made subject to a number of requirements – mostly akin to the requirements that apply to high-risk AI systems under the AI Act.

The AI Act will enter into application (i.e., be enforceable) in a gradual manner – depending on the regulatory requirement in question, and ranging anywhere from 6 to 36 months following adoption. Non-compliance with the AI Act may be subject to regulatory fines of up to 7% of annual worldwide turnover. In parallel, the EU has proposed revisions to the EU Product Liability Directive and has introduced a new EU AI Liability Directive to facilitate claims for damages brought by EU users of AI systems.

The UK had adopted a “soft law” approach to AI regulation meaning that until now it has not adopted formal legislation to regulate AI but has adopted soft law guidelines in the form of a White Paper and will pursue enforcement through the sector-specific regulators. However, following the UK General Election in July 2024, the new UK Government has announced it intends to introduce an AI Bill to the UK Parliament.

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

To help patients afford our products, we have a manufacturer-sponsored patient assistance program that helps financially needy patients in the US access our therapies. This type of program has become the subject of enforcement scrutiny in recent years. For example, some pharmaceutical manufacturers have been named in lawsuits challenging the legality of their patient assistance programs under a variety of federal and state laws. In addition, certain state and federal enforcement authorities continue to pursue investigations and enter into settlements related to manufacturers’ support of patient assistance programs, and members of Congress have also initiated inquiries on topics that include, for example, manufacturer-sponsored patient assistance programs, co-payment assistance programs, and manufacturer contributions to independent charitable patient assistance programs. Moreover, the DHHS, Office of the Inspector General continues to publish advisory opinions and other agency guidance on the topic of patient assistance, which reflects the government’s continued scrutiny of manufacturer sponsored or supported patient assistance programs. Numerous organizations, including pharmaceutical manufacturers, have been subject to ongoing litigation, enforcement activities and settlements related to their patient support programs and certain of these organizations have entered into, or have otherwise agreed to, significant civil settlements with applicable enforcement authorities. It is possible that future legislation may be proposed that would establish requirements or restrictions with respect to these programs and/or support that would affect pharmaceutical manufacturers.

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

Under the Federal Food, Drug and Cosmetic Act (FDCA), the FDA can approve an ANDA for a generic version of a branded drug without the ANDA applicant undertaking the clinical testing necessary to obtain approval to market a new drug. Generally, in place of such clinical studies, an ANDA applicant usually needs only to submit data demonstrating that its product has the same active ingredient(s), strength, dosage form and route of administration and that it is bioequivalent to the branded product. In September 2019, the FDA published product-specific bioequivalence guidance on fostamatinib disodium to let potential ANDA applicants understand the data FDA would expect to see for approval of a generic version of our products.

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

If we or others identify additional undesirable side effects caused by our products after approval:

●	regulatory authorities may require the addition of labeling statements, specific warnings, contraindications, Dear Healthcare Provider letters, press releases, field alerts, or other communications containing warnings or other safety information about our products to physicians and pharmacies;
●	regulatory authorities may withdraw their approval of the product and require us to take our approved drugs off the market or suspend their commercialization until the identified issues have been satisfactorily addressed;
●	we may be required to change the way the product is administered, conduct additional clinical trials, change the labeling of the product, or implement a Risk Evaluation and Mitigation Strategy (REMS);
●	we may have additional limitations on how we promote our drugs;
●	third-party payors may limit coverage or reimbursement for our products;
●	sales of our products may decrease significantly;
●	we may be subject to litigation or product liability claims; and
●	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of our products and could substantially increase our operating costs and expenses, which in turn could delay or prevent us from generating significant revenue from sale of our products. For example, in October 2024, we issued a Dear Healthcare Provider letter related to a new safety signal for GAVRETO. The letter advises healthcare providers to apply certain measures to protect patient safety, including enhanced ongoing monitoring for signs and symptoms of infection as well as guidance for withholding treatment to patients in the presence of active infection. This and other communications containing warnings or other safety information to physicians and pharmacies, or required updates to labeling statements, including specific warnings or contradictions, could limit the commercial success of GAVRETO or any of our other drug products.

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

If we fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate Program or other governmental pricing programs in the US, we could be subject to additional rebate or discount requirements, fines, sanctions and exposure under other laws which could have an adverse effect on our business, results of operations and financial condition.*

We participate in the Medicaid Drug Rebate Program, as administered by CMS, the 340B Drug Pricing Program, as administered by the Health Resources and Services Administration, and other federal and state government drug pricing programs in the US, and we may participate in additional government pricing programs in the future. These programs generally require us to pay rebates or otherwise provide discounts to government payors and/or required covered entities in connection with drugs that are dispensed to beneficiaries/recipients of these programs. In some cases, such as with the Medicaid Drug Rebate Program, the rebates are based on pricing metrics that we report on a monthly and quarterly basis to the government agencies that administer the programs. Pricing requirements and rebate/discount calculations are complex, vary among products and programs, and are often subject to interpretation by governmental or regulatory agencies and the courts. The requirements of these programs, including, by way of example, their respective terms and scope, change frequently. Most recently, in September 2024, CMS published a final rule that included significant revisions to certain Medicaid Drug Rebate Program provisions, including, but not limited to: (i) new definitions for key terms under the Medicaid Drug Rebate Program, such as “covered outpatient drug” and “market date”; (ii) revised processes for identifying drug misclassifications, as well as additional penalties that can be imposed against manufacturers in connection with such misclassifications; and (iii) a new 12-quarter time limit for manufacturers to initiate disputes, hearing requests, and audits for state-invoiced rebate amounts. Responding to current and future changes may increase our costs, and the complexity of compliance will be time consuming. Invoicing for rebates is provided in arrears, and there is frequently a time lag of up to several months between the sales to which rebate notices relate and our receipt of those notices, which further complicates our ability to accurately estimate and accrue for rebates related to the Medicaid program as implemented by individual states. Thus, there can be no assurance that we will be able to identify all factors that may cause our discount and rebate payment obligations to vary from period to period, and our actual results may differ significantly from our estimated allowances for discounts and rebates. Changes in estimates and assumptions may have an adverse effect on our business, results of operations and financial condition.

In addition, the DHHS, Office of Inspector General and other governmental enforcement and administrative bodies have increased their focus, including through recent enforcement actions against manufacturers, on pricing requirements for products, including, but not limited to the methodologies used by manufacturers to calculate average manufacturer price and best price for compliance with reporting requirements under the Medicaid Drug Rebate Program. We are liable for errors associated with our submission of pricing data and for any overcharging of government payors. Failure to make necessary disclosures and/or to identify overpayments could result in allegations against us under the federal False Claims Act and other laws and regulations. Any required refunds to the US government or response to a government investigation or enforcement action would be expensive and time consuming and could have an adverse effect on our business, results of operations and financial condition. In addition, in the event that CMS were to terminate our rebate agreement, no federal payments would be available under Medicaid for our covered outpatient drugs or under Medicare Part B for any of our products that may be reimbursed under Part B.

Finally, we may be affected by developments relating to the 340B Drug Pricing Program (340B Program). Recently, multiple manufacturers have implemented policies to reduce diversion and inappropriate claims for discounts and rebates by in-house and contract pharmacies affiliated with 340B-eligible entities. The DHHS sent several of these manufacturers’ letters claiming that the policies violate the 340B statute and referring the manufacturers for potential enforcement action. Manufacturers challenged these letters in federal court, and the US Court of Appeals for the Third Circuit and the District of Columbia Circuit have ruled in favor of several manufacturers, finding that the policies were consistent with the 340B statute. Multiple states have recently enacted laws that require manufacturers to ship 340B drugs to certain contract pharmacies and impose various civil and criminal penalties on manufacturers that do not comply. These laws have been challenged in federal court and many of the cases are pending. In March 2024, the US Court of Appeals for the Eight Circuit upheld the Arkansas law prohibiting drug makers for restricting 340B drug discounts for providers using contract pharmacies, and plaintiffs have filed a writ of certiorari with the Supreme Court, which is pending. DHHS also issued a final rule on procedures for the 340B program’s administrative dispute resolution process in April 2024. It is unclear how the other pending litigation, recent and proposed legislation, or future administrative action relating to the 340B program will impact our business.

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

We entered into a Credit Agreement with MidCap on September 27, 2019, amended on March 29, 2021, February 11, 2022, July 27, 2022, and April 11, 2024. The Credit Agreement provides for a $60.0 million term loan credit facility. As of September 30, 2024, the outstanding principal balance of the loan was $60.0 million, and no remaining funds were available under the term loan credit facility. Under the Credit Agreement, we are required to repay amounts due when there is an event of default for the term loans that results in the principal, premium, if any, and interest, if any, becoming due prior to the maturity date for the term loans. The Credit Agreement also contains a number of other affirmative and restrictive covenants. See “Note 10 – Debt” to our “Notes to Condensed Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details of the Credit Agreement. These and other terms in the Credit Agreement have to be monitored closely for compliance and could restrict our ability to grow our business or enter into transactions that we believe would be beneficial to our business. Our business may not generate cash flow from operations in the future sufficient to service our debt and support our growth strategies. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as restructuring our debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our current debt obligations. In addition, we cannot be sure that additional financing will be available when required or, if available, will be on terms satisfactory to us. Further, even if we are able to obtain additional financing, we may be required to use such proceeds to repay a portion of our debt.

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

We do not and will not have access to all information regarding our products and product candidates we licensed to our collaboration partners

We do not and will not have access to all information regarding our product and other product candidates, including potentially material information about commercialization plans, medical information strategies, clinical trial design and execution, safety reports from clinical trials, safety reports, regulatory affairs, process development, manufacturing and other areas known by our collaboration partners. In addition, we have confidentiality obligations under our respective agreements with our collaboration partners. Thus, our ability to keep our shareholders informed about the status of our products and other product candidates will be limited by the degree to which our collaboration partners keep us informed and allows us to disclose such information to the public. If our collaboration partners fail to keep us informed about commercialization efforts related to our products, or the status of the clinical development or regulatory approval pathway of other product candidates licensed to them, we may make operational and/or investment decisions that we would not have made had we been fully informed, which may adversely affect our business and operations.

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

Our success as a company is uncertain due to our history of operating losses and the uncertainty of any future profitability.*

For the nine months ended September 30, 2024, we recognized income from operations of $7.5 million primarily due to higher net product sales and collaboration revenues, partially offset by our operating expenses. Historically, we have incurred losses from operations each year since we were incorporated in June 1996 other than in fiscal year 2010, due in large part to the significant research and development expenditures and costs of our ongoing commercial efforts. Although we recognized income from operations for the current period, there can be no assurance that we will generate annual operating income in the foreseeable future. Currently, our potential sources of revenues include sales of our products, and upfront payments as well as milestone and royalty payments pursuant to our collaboration arrangements, all of which may never materialize if sales of our products decline or if our collaboration partners do not achieve certain events or generate net sales to which these contingent payments are dependent on. If our future drug candidates fail or do not gain regulatory approval, or if our drugs do not achieve sustainable market acceptance, we may not be profitable. As of September 30, 2024, we had an accumulated deficit of approximately $1.4 billion. The extent of our future losses or profitability, if any, is highly uncertain.

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

A separate marketing authorization will be required to market drugs in Great Britain. The MHRA has launched the Innovative Licensing and Access Pathway (ILAP), a new accelerated assessment procedure for marketing authorization applications facilitating the interaction with pricing authorities and HTA bodies and aiming to enable companies to enter the UK market faster. On January 1, 2024, the MHRA launched a new International Recognition Procedure for Great Britain (England, Scotland and Wales) marketing authorization applications whereby the MHRA will, when considering such applications, recognize the approval of medicines by trusted reference regulators in Australia, Canada, Switzerland, Singapore, Japan, United States and EU following its own abbreviated assessment. Any delay in obtaining, or an inability to obtain, any marketing approvals would delay or prevent us from commercializing our product candidates in the UK or the EU and restrict our ability to generate revenue and achieve and sustain profitability.

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

Future equity issuances or a sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.*

Because we will continue to need additional capital in the future to continue to expand our business and our research and development activities, among other things, we may conduct additional equity offerings. We have an Open Market Sale Agreement with Jefferies entered on August 4, 2020, and amended and restated on August 2, 2024, pursuant to which, we may sell from time to time, through Jefferies, shares of our common stock in sales deemed to be “at-the-market offerings” as defined in Rule 415 under the Securities Act, subject to conditions specified in the Open Market Sale Agreement, including maintaining an effective registration statement covering the sale of shares under the Open Market Sale Agreement. As of September 30, 2024, we have not sold any shares of common stock under such Open Market Sale Agreement. We had a shelf registration statement (the Prior Registration Statement) filed with the SEC that expired on August 3, 2024. The Prior Registration Statement included a base prospectus registering the offering, issuance, and sale by us of up to $250.0 million in the aggregate of the securities identified from time to time in one or more offerings, including the $100.0 million of shares of our common stock that may be offered, issued and sold under the Open Market Sale Agreement. On August 2, 2024, we filed a new shelf registration statement (the New Registration

Statement) with the SEC to replace the Prior Registration Statement. The New Registration Statement was declared effective on August 9, 2024 by the SEC. The New Registration Statement includes a base prospectus to register the offering, issuance and sale by us of up to $250.0 million in the aggregate of securities identified from time to time in one or more offerings, including up to $100.0 million of shares of our common stock that may be offered, issued and sold under the Open Market Sale Agreement.

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

Risks Related to Clinical Development and Regulatory Approval

Enacted or future legislation, and/or potentially unfavorable pricing regulations or other healthcare reform initiatives, may increase the difficulty and cost for us to obtain regulatory approval of our product candidates and/or commercialize our products or our product candidates, once approved, and affect the prices we may set or obtain.*

The regulations that govern, among other things, regulatory approvals, coverage, pricing and reimbursement for new drug products vary widely from country to country. In the US and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay regulatory approval of our product candidates, restrict or regulate post-approval activities and affect our ability to successfully sell our products, or any product candidates for which we obtain regulatory approval in the future. In particular, in March 2010, the Affordable Care Act was enacted, which substantially changed the way health care is financed by both governmental and private insurers, and continues to significantly impact the US pharmaceutical industry. On June 17, 2021, the US Supreme Court dismissed the legal challenge to the Affordable Care Act brought by several states (which argued that, without the individual mandate, the entire Affordable Care Act was unconstitutional) without specifically ruling on the constitutionality of the law. It is unclear how future actions before the Supreme Court, other such litigation, and the healthcare reform measures of future presidential administrations will impact the Affordable Care Act and our business.

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

On March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which, among other changes, eliminated the statutory Medicaid drug rebate cap, which was previously set at 100% of a drug’s average manufacture price, for single source and innovator multiple source drugs, as of January 1, 2024. The American Rescue Plan Act also temporarily increased premium tax credit assistance for individuals eligible for subsidies under the Affordable Care Act for 2021 and 2022 and removed the 400% federal poverty level limit that otherwise applies for purposes of eligibility to receive premium tax credits. The Inflation Reduction Act (IRA) extended this increased tax credit assistance and removal of the 400% federal poverty limit through 2025. Additionally, beginning in April 2013, the Budget Control Act of 2011 created an automatic reduction of Medicare payments to providers of up to 2%. As a result of the COVID-19 pandemic, this reduction was temporarily suspended from May 1, 2020 through March 31, 2022, with subsequent reductions to 1% from April 1, 2022 through June 30, 2022. The 2% reduction was then reinstated and has been in effect since July 1, 2022, and will remain in effect through the first eight months in which the fiscal year 2032 sequestration order is in effect, unless additional Congressional action is taken. Moreover, on June 16, 2022, the Federal Trade Commission issued a policy statement stating its intent to increase enforcement scrutiny of “exclusionary rebates” to PBMs and other intermediaries that “foreclose competition.” On August 16, 2022, President Biden signed into law the IRA, which, among other reforms, allows Medicare to: beginning in 2026, establish a “maximum fair price” for a fixed number of pharmaceutical and biological products covered under Medicare Parts B and D following a price negotiation with CMS; beginning in 2023, penalize drug companies that raise prices for products covered under Medicare Parts B and D faster than inflation; and beginning in 2025, impose new discount obligations on pharmaceutical and biological manufacturers for products covered under Medicare Part D. CMS continues to take steps to implement the IRA. For example, on August 29, 2023, CMS released the initial list of ten drugs covered under Medicare Part D subject to price negotiations, and on August 15, 2024, CMS released the negotiated maximum prices for such drugs that will be effective beginning in 2026. None of our products were listed among the first ten products slated for the program as announced on August 29, 2023. Additionally, on June 26, 2024, CMS released a list of 64 Medicare Part B products that will have an adjusted coinsurance rate based on the inflationary rebate provisions of the IRA for the time period of July 1, 2024 to September 30, 2024. Most recently, on October 2, 2024, CMS released final guidance outlining the process for the second round of price negotiations for products subject to the “maximum fair price” provision. While it remains to be seen how the drug pricing provisions imposed by the IRA will affect the broader pharmaceutical industry, several pharmaceutical manufacturers and other industry stakeholders have challenged the law, including through lawsuits brought against the DHHS, the Secretary of the DHHS, CMS, and the CMS Administrator challenging the constitutionality and administrative implementation of the IRA’s drug price negotiation provisions

The Biden administration has also taken executive action to address drug pricing and other healthcare policy changes. For example, on September 12, 2022, President Biden issued an Executive Order to promote biotechnology and biomanufacturing innovation that included several methods through which the Biden Administration would support the advancement of biotechnology and biomanufacturing in healthcare. On October 14, 2022, President Biden issued an Executive Order on Lowering Prescription Drug Costs for Americans which instructed the Secretary of the DHHS to consider whether to select for testing by the CMS Innovation Center new health care payment and delivery models that would lower drug costs and promote access to innovative drug therapies for beneficiaries enrolled in the Medicare and Medicaid programs. On February 14, 2023, the DHHS issued a report in response to the October 14, 2022, Executive Order, which, among other things, selects three potential drug affordability and accessibility models to be tested by the

CMS Innovation Center. Specifically, the report addresses: (1) a model that would allow Part D Sponsors to establish a “high-value drug list” setting the maximum out-of-pocket costs for certain common generic drugs at $2 per month per drug; (2) a Medicaid-focused model that would establish a partnership between CMS, manufacturers, and state Medicaid agencies that would result in multi-state outcomes-based agreements for certain cell and gene therapy drugs; and (3) a model that would adjust Medicare Part B payment amounts for Accelerated Approval Program drugs to advance the developments of novel treatments. Additionally, consistent with President Biden’s previous announcements in connection with the Cancer Moonshot initiative, on June 27, 2023, the Center for Medicare Innovation at CMS announced a new model, the Enhancing Oncology Model, that is designed to make high-quality cancer care more affordable to both patients and Medicare.

Other proposed administrative actions may affect our government pricing responsibilities. For example, there are pending legal and legislative developments relating to the 340B Drug Pricing Program, including ongoing litigation challenging federal enforcement actions against manufacturers and recently introduced and enacted state legislation. It remains to be seen how these drug pricing initiatives will affect the broader pharmaceutical industry.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing. Specifically, several US states and localities have enacted legislation requiring pharmaceutical companies to establish marketing compliance programs, file periodic reports, and/or make periodic public disclosures on sales, marketing, pricing, clinical trials, and other activities. Other state laws prohibit certain marketing-related activities, including the provision of gifts, meals or other items to certain healthcare providers, and restrict the ability of manufacturers to offer co-pay support to patients for certain prescription drugs. Several state laws require disclosures related to state agencies and/or commercial purchasers with respect to price increases and new product launches that exceed certain thresholds as identified in the relevant statutes. Another emerging trend at the state level is the establishment of prescription drug affordability boards, some of which will prospectively permit certain states to establish upper payment limits for drugs that the state has determined to be “high-cost.” Some of these laws and regulations contain ambiguous requirements that government officials have not yet clarified. Given the lack of clarity in the laws and their implementation, our reporting actions could be subject to the penalty provisions of the pertinent federal and state laws and regulations.

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

We rely and will continue to rely on certain third parties, including those located outside the US, as our limited source of the materials they supply or the finished products they manufacture. In the ordinary course of business, we enter into agreements with contract manufacturers to manufacture our inventory products. For example, in October 2024, we entered into an agreement with a third-party contract manufacturer to manufacture TAVALISSE that are expected to be delivered starting in fiscal year 2026 through 2029, for a total contract price of approximately $24.0 million. Although the agreement provides a cancellation clause with or without cause upon written notice, we may or may not be subject to payment of a cancellation fee. The level of cancellation fee is generally dependent on the timing of the written notice in relation to the commencement date of work, with the maximum cancellation fee equal to the full price of the work order. The drug substances and other materials used in our product candidates are currently available only from one or a limited number of suppliers or manufacturers and certain of our finished product candidates are manufactured by one or a limited number of contract manufacturers. Any of these existing suppliers or manufacturers may:

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

We also may not be successful entering into arrangements with third parties to sell and market one or more of our product candidates or may be unable to do so on terms that are favorable to us. We likely will have little control over such third parties, including development and commercialization of fostamatinib in Kissei, Grifols, Medison and Knight’s territories, and of olutasidenib in Kissei territory. As a consequence of our license agreements with our collaboration partners, we rely heavily upon their regulatory, commercial, medical affairs, market access and other expertise and resources for commercialization of fostamatinib in their respective territories outside of the US. We cannot control the amount of resources that our partners dedicate to the commercialization of fostamatinib, and our ability to generate revenues from the commercialization of fostamatinib by our partners depends on their ability to achieve market acceptance of fostamatinib in its approved indications in their respective territories.

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

On January 1, 2025, the new HTA Regulation, Regulation No 2021/2282 on Health Technology Assessment (HTA Regulation) will start applying to new cancer medicines and advanced therapy medicinal products, and will impose a new procedure for the assessment of the pricing and reimbursement of medicinal products. The HTA Regulation intends to foster cooperation among EU member states in assessing health technologies and provide a procedure for joint clinical assessments of medicinal products at a centralized level. It requires companies applying for products in scope to make relevant submissions for the joint clinical assessment, in line with a number of prespecified criteria. By 2030 it will apply to all medicinal products.

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

Item 5.Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended September 30, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended.

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

3.1	Amended and Restated Certificate of Incorporation (filed as an exhibit to Rigel’s Current Report on Form 8-K, dated June 24, 2003 and incorporated herein by reference).
3.2	Amended and Restated Bylaws (filed as an exhibit to Rigel’s Current Report on Form 8-K, dated November 3, 2022 and incorporated herein by reference).
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (filed as an exhibit to Rigel’s Current Report on Form 8-K, dated May 29, 2012 and incorporated herein by reference).
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (filed as an exhibit to Rigel’s Current Report on Form 8-K, dated May 18, 2018 and incorporated herein by reference).
3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (filed as an exhibit to Rigel’s Current Report on Form 8-K, dated June 27, 2024 and incorporated herein by reference).
4.1	Form of warrant to purchase shares of common stock (filed as an exhibit to Rigel’s Registration Statement on Form S-1, filed on September 15, 2000, as amended and incorporated herein by reference).
4.2	Specimen Common Stock Certificate (filed as an exhibit to Rigel’s Current Report on Form 8-K dated June 24, 2003 and incorporated herein by reference).
10.1#˄	Collaboration and License Agreement with Kissei Pharmaceutical Co., Ltd., dated September 3, 2024.
10.2#˄	Supply Agreement with Kissei Pharmaceutical Co., Ltd., dated September 3, 2024.
10.3# ˄	Amendments to Collaboration and License Agreement with Kissei Pharmaceutical Co., Ltd., dated October 29, 2018.
31.1#	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
31.2#	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
32.1#*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
#	Filed herewith.
+	Indicates a management contract or compensatory plan or arrangement.
˄	Certain marked information has been omitted from this exhibit because it is both not material and is the type that the registrant treats as private and confidential.

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

RIGEL PHARMACEUTICALS, INC.

By:	/s/ RAUL R. RODRIGUEZ
Raul R. Rodriguez
Chief Executive Officer (Principal Executive Officer)
Date:	November 7, 2024

By:	/s/ DEAN L. SCHORNO
Dean L. Schorno
Chief Financial Officer (Principal Financial Officer)
Date:	November 7, 2024