Form 10-K
period 2024-12-31
RIGEL PHARMACEUTICALS INC
filed 2025-03-04
CIK 1034842

kr

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

The approximate aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the closing price of the registrant’s common stock as reported on the Nasdaq Global Select on June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was $143.1 million. Shares of the registrant’s outstanding common stock held by each executive officer, director and affiliates of the registrant’s outstanding common stock have been excluded. The determination of affiliate status for the purposes of this calculation is not necessarily a conclusive determination for other purposes.

As of February 25, 2025, there were 17,862,958 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K incorporate information by reference from the definitive proxy statement for the registrant’s 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (SEC) pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

●	Our prospects are highly dependent on our existing commercial products, TAVALISSE® (fostamatinib disodium hexahydrate), REZLIDHIA® (olutasidenib), and GAVRETO® (pralsetinib). To the extent that the commercial success of our products in the US and respective territories outside of the US is diminished or halted, our business, financial condition and results of operations may be adversely affected, and the price of our common stock may decline.
●	We may not be able to successfully develop or commercialize our product candidates if problems arise in the clinical testing and/or approval process. There is a high risk that drug discovery and development efforts might not generate successful product candidates. If the results of our clinical trials do not meet the primary efficacy endpoints, or if the top-line data from the results of our clinical trials may not ultimately meet the requirements for an NDA approval by the FDA and other regulatory authorities, the commercial prospects of our business may be harmed, and our ability to generate product revenues may be delayed or eliminated.
●	Our strategy to expand our hematology and oncology pipeline on our own, or through acquisitions or in-licensing of early or late-stage products or companies, or through partnerships with pharmaceutical and biotechnology companies, as well as academic institutions and government organizations, may not be successful.
●	Even if we, or any of our collaborative partners, are able to continue to commercialize our products or any product candidate that we, or they, develop, the product may become subject to unfavorable pricing regulations, unfavorable health technology assessments (HTA), third-party payor reimbursement practices or labeling restrictions, all of which may vary from country to country and any of which could harm our business.
●	If we are unable to successfully market and distribute our products and retain experienced commercial personnel, our business will be substantially harmed.
●	We are subject to stringent and evolving healthcare regulatory, privacy and information security laws, regulations, rules, policies and contractual obligations, and changes in such laws, regulations, rules, policies, contractual obligations and our actual or perceived failure to comply with such requirements could subject us to significant investigations, audits, fines, penalties, and claims, any of which may have a material adverse effect on our business, financial condition, results of operations or prospects.
●	If manufacturers obtain approval for generic versions of our products, or of products with which we compete, our business may be harmed.
●	Unforeseen safety issues could emerge with our products that could require us to change the prescribing information to add warnings, limit use of the product, and/or result in litigation. Any of these events could have a negative impact on our business.
●	We rely and may continue to rely on third-party distribution facilities for the sale of our products and potential sale of any of our product candidates. If any or all of them become subject to adverse findings from inspections or face other difficulties to operate, then the distribution of our products may be interrupted or otherwise adversely affected.
●	We lack the capability to manufacture compounds for clinical development and we intend to rely on third parties for commercial supply, manufacturing and distribution, if any, of our product candidates which receive regulatory approval and we may be unable to obtain required material or product in a timely manner, at an acceptable cost or at a quality level required to receive regulatory approval.

●	Any product for which we have obtained regulatory approval, or for which we obtain approval in the future, is subject to, or will be subject to, extensive ongoing regulatory requirements by the FDA, EMA, MHRA and other comparable regulatory authorities, and if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products, we may be subject to penalties, we may be unable to generate revenue from the sale of such products, our potential for generating positive cash flow may be diminished, and the capital necessary to fund our operations will be increased. Additionally, approval of a drug under the accelerated drug approval program may be withdrawn or the labeled indication of the drug changed if trials fail to verify clinical benefit or do not demonstrate sufficient clinical benefit to justify the risks associated with the drug.
●	If our corporate collaborations or license agreements are unsuccessful, or if we fail to form new corporate collaborations or license agreements, our research and development efforts could be delayed.

●	Our success is dependent on securing intellectual property rights and data exclusivity and other regulatory rights (such as orphan exclusivity, pediatric extensions and supplementary protection certificate) held by us and third parties, and our interest in such rights is complex and uncertain.

●	If a dispute arises regarding the infringement or misappropriation of the proprietary rights of others, such dispute could be costly and result in delays in our research and development activities, partnering and commercialization activities.

●	If our competitors develop technologies that are more effective than ours, our commercial opportunity will be reduced or eliminated.

●	If product liability lawsuits are successfully brought against us, we may incur substantial liabilities and may be required to limit commercialization of our products.

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

GAVRETO (pralsetinib) is our third FDA-approved product which we began commercializing in June 2024. GAVRETO is a once daily, small molecule, oral, kinase inhibitor of wild-type rearranged during transfection (RET) and oncogenic RET fusions. GAVRETO is approved by the FDA for the treatment of adult patients with metastatic RET fusion-positive non-small cell lung cancer (NSCLC) as detected by an FDA-approved test. GAVRETO is also approved under accelerated approval based on overall response rate and duration response rate, for the treatment of adult and pediatric patients 12 years of age and older with advanced or metastatic RET fusion-positive thyroid cancer who require systemic therapy and who are radioactive iodine-refractory (if radioactive iodine is appropriate). We acquired the rights to research, develop, manufacture and commercialize GAVRETO in the US from Blueprint Medicines Corporation (Blueprint) pursuant to an Asset Purchase Agreement entered in February 2024.

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

Business Updates

TAVALISSE in ITP

In 2024, we recognized $104.8 million of TAVALISSE net product sales, a 12% increase compared to $93.7 million in 2023. The increase was primarily due to increased quantities sold, as well as increased price per bottle, partially offset by higher revenue reserves driven by increased government and private payor rebates.

REZLIDHIA in R/R AML with mIDH1

In 2024, we recognized $23.0 million of REZLIDHIA net product sales, a 118% increase compared to $10.6 million in 2023. The increase was primarily due to increased quantities sold primarily driven by increased number of patients under therapy, partially offset by higher revenue reserves primarily due to increased government rebates.

GAVRETO (pralsetinib) in metastatic RET fusion-positive NSCLC and advanced thyroid cancers

In 2024, we recognized $17.1 million of GAVRETO net product sales. We began our commercialization of GAVRETO in June 2024. We distribute and market GAVRETO for approved indications in RET fusion-positive NSCLC and advanced thyroid cancers. We believe GAVRETO is highly synergistic with our current product portfolio, and we expect to continue to leverage our existing commercial infrastructure to ensure current and newly prescribed GAVRETO patients have continued access to this important treatment option. We acquired GAVRETO from Blueprint pursuant to an Asset Purchase Agreement entered into on February 22, 2024. Pursuant to the Asset Purchase Agreement, we purchased certain assets comprising the right to research, develop, manufacture and commercialize GAVRETO in the US. Under the terms of the agreement, we agreed to pay Blueprint a purchase price of $15.0 million, of which, $10.0 million was paid in July 2024 following our first commercial sale of GAVRETO at the end of June 2024, and an additional $5.0 million payable on the first anniversary of the closing date of the agreement, subject to certain conditions. Blueprint is also eligible to receive up to $97.5 million in future commercial milestone payments and up to $5.0 million in future regulatory milestone payments, in addition to tiered royalties ranging from 10% to 30%.

Simultaneously and in conjunction with entering into the Asset Purchase Agreement, we also entered into certain supporting agreements, including a customary transition agreement. We also agreed to purchase certain drug product inventories from Blueprint under a Material Transfer Agreement, and received such inventories amounting to approximately $6.5 million during the year ended December 31, 2024.

R289, an Oral IRAK 1/4 Inhibitor for Lower-Risk MDS

We advanced the development of our dual IRAK 1/4 inhibitor program, following evaluation of single and multiple ascending doses of R289 in healthy subjects. The ongoing Phase 1b open-label, multicenter study evaluates the safety, tolerability and preliminary efficacy of R289 in patients with R/R lower-risk MDS. This Phase 1b study is expected to enroll approximately 86 patients (up to 36 patients in the dose escalation phase, up to 40 patients in the dose expansion phase, and 10 less heavily pre-treated patients in an exploratory cohort). The primary objective of the study is safety, with secondary and exploratory objectives to assess preliminary efficacy and characterize the pharmacokinetic and pharmacodynamic profile of R289. The safety and efficacy data from this Phase 1b study is intended to inform the recommended dose of R289 for further clinical evaluation in lower-risk MDS. Enrollment in the fifth dose level (500 mg / 250 mg split dose) is complete and the new sixth dose level (500 mg twice daily) is now open for enrollment. In December 2024, initial data from the dose escalation part of the Phase 1b study was presented at the 66th American Society of Hematology (ASH) Annual Meeting and Exposition. In summary, R289 was generally well tolerated with preliminary signs of efficacy in a heavily pretreated lower-risk MDS patient population, the majority of whom were high transfusion burden (HTB) at baseline. Red blood cell (RBC)-transfusion independence (RBC-TI) ≥8 weeks was achieved by three patients (1 at 500 mg QD and 2 at 750 mg QD); two HTB patients achieved RBC-TI >24 weeks. The median duration of RBC-TI was 29 weeks (range 12.7-51.9 weeks). One HTB patient receiving 500 mg QD achieved a minor hematologic improvement-erythroid (HI-E) response, with a 64% reduction in RBC transfusions compared to baseline. The three patients that achieved RBC-TI had peak hemoglobin increases exceeding 2.0 g/dL compared to baseline.

R289 was granted Fast Track designation by the FDA for the treatment of patients with previously-treated transfusion dependent lower-risk MDS in November 2024. In January 2025, the FDA granted R289 orphan drug designation for the treatment of myelodysplastic syndromes.

Olutasidenib in AML, Other Hematologic Cancers and HGG

In December 2023, we entered into a Strategic Collaboration Agreement with the MDACC, a comprehensive cancer research, treatment, and prevention center. The collaboration will expand our evaluation of olutasidenib in AML and other hematologic cancers with IDH1 mutations. Under the Strategic Collaboration Agreement, we will jointly lead the clinical development efforts with MDACC to evaluate the potential of olutasidenib to treat newly diagnosed and R/R patients with AML, higher-risk MDS, and advanced myeloproliferative neoplasms, in combination with other agents. The collaboration will also support the evaluation of olutasidenib as monotherapy in patients with IDH1 mutated clonal cytopenia of undetermined significance (CCUS) and lower-risk MDS, as well as maintenance therapy following hematopoietic stem cell transplant. Under the Strategic Collaboration Agreement, we will provide MDACC the study materials and $15.0 million in time-based milestone payments as compensation for services to be provided for the studies, over the five-year collaboration term, unless terminated earlier as provided for in the agreement. Through December 31, 2024, we provided $2.0 million funding to MDACC. MDACC has now opened for enrollment the four studies outlined in the multi-year strategic development alliance.

In January 2024, we announced our collaboration with CONNECT, an international collaborative network of pediatric cancer centers, to conduct a Phase 2 clinical trial to evaluate olutasidenib in combination with temozolomide in patients with HGG harboring an IDH1 mutation (TarGet-D). Under the collaboration, CONNECT will include the olutasidenib treatment arm (TarGet-D) within CONNECT’s TarGet study, a molecularly guided Phase 2 umbrella clinical trial for HGG. In our sponsored arm, adolescents and young adult patients (<39 years old) with newly-diagnosed IDH1-mutation positive HGG will receive maintenance therapy with olutasidenib in combination with temozolomide for the first year after radiotherapy, followed by olutasidenib monotherapy for the second year. Under the collaboration, we will provide CONNECT with funding up to $3.0 million and study material over the four-year collaboration. CONNECT recently opened for enrollment the TARGET-D study, a Phase 2 study evaluating olutasidenib in combination with temozolomide, followed by olutasidenib monotherapy, as maintenance therapy for newly diagnosed adolescent and young adult patients (ages 12 to 39 years) with HGG harboring an IDH1 mutation.

Incrementally, we plan on initiating a Phase 2 clinical study in recurrent glioma. This, in combination with our strategic collaborations with MD Anderson and CONNECT, are aimed to expand our olutasidenib pipeline development programs.

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

We in-licensed olutasidenib from Forma with exclusive, worldwide rights for its development, manufacturing and commercialization. Under the agreement with Forma, Forma is entitled to a certain portion of sublicensing revenue, which include, but are not limited to, upfront payments, milestone payments and royalties, that we receive from a third party sublicensee. Following the collaboration and license agreement with Kissei, we paid Forma a portion of the sublicensing revenue fee amounting to $2.3 million following our receipt of the upfront cash payment from Kissei.

Commercial License Agreement with Dr. Reddy’s

In November 2024, we entered into a commercial license agreement with Dr. Reddy’s Laboratories (Dr. Reddy’s) to grant Dr. Reddy’s an exclusive license to develop and commercialize olutasidenib in Dr. Reddy’s territory which includes Latin America, South Africa, India, Australia, New Zealand, and certain countries in the Commonwealth of Independent States (CIS), Southeast Asia region and North Africa. Pursuant to the commercial license agreement, we were entitled to receive a $4.0 million one-time, non-refundable and non-creditable upfront payment, which amount, net of applicable foreign withholding taxes was received in February 2025. In addition, we are also entitled to a potential for up to an additional $36.0 million in regulatory and sales-based commercial milestone payments, and will receive high teens- to thirty percent, tiered, escalated net-sales based royalty payments for products sold in Dr. Reddy’s territory, subject to certain standard reductions and offsets. Dr. Reddy’s is responsible for performing and funding all development activities necessary to obtain regulatory approval and commercialize olutasidenib in the Dr. Reddy’s territory. We are responsible for the exclusive manufacture and supply of olutasidenib for all future development and commercialization activities under the agreement.

As discussed above, Forma is entitled to a certain portion of sublicensing revenue from olutasidenib. Following the commercial license agreement with Dr. Reddy’s, Forma is entitled to a portion of the sublicensing revenue from Dr. Reddy’s, including $0.9 million upon our receipt of the upfront cash payment, net of applicable foreign withholding taxes, from Dr. Reddy’s.

Global Strategic Partnership with Lilly

Lilly is continuing to advance ocadusertib (previously R552), an investigational, potent and selective RIPK1 inhibitor. Lilly has initiated the Phase 2a trial studying ocadusertib in adult patients with moderately to severely active rheumatoid arthritis. The Phase 2a enrollment of approximately 100 patients is ongoing, with preliminary analysis of the Phase 2a results anticipated in the first half of 2025. RIPK1 is implicated in a broad range of key inflammatory cellular processes and plays a key role in tumor necrosis factor signaling, especially in the induction of pro-inflammatory necroptosis. The program also includes RIPK1 compounds that cross the blood-brain barrier (CNS-penetrants) to address neurodegenerative diseases such as Alzheimer’s disease and amyotrophic lateral sclerosis.

Under the Lilly Agreement, we are responsible for 20% of the development costs for ocadusertib in the US, Europe and Japan, up to a specified cap, and Lilly is responsible for funding the remainder of all development activities for ocadusertib and other non-CNS disease development candidates. Under the Lilly Agreement, we have the right to opt-out of co-funding the ocadusertib development activities in the US, Europe and Japan at two different specified times and as a result receive lesser royalties from sales. In September 2023, we provided the first opt-out notice to Lilly and our funding commitment was capped at a specified amount through April 1, 2024, as provided for in the Lilly Agreement, as amended in September 2023. We provided $21.4 million funding to Lilly throughout the periods for our share for ocadusertib development costs incurred through April 1, 2024. Under the Lilly Agreement as amended, we have the right to opt-in to co-funding of ocadusertib development, upon us providing notice to Lilly within 30 days of certain events, as specified in the Lilly Agreement. If we decide to exercise our opt-in right, we will be required to continue to share in global development costs, and if we later exercise our second opt-out right (no later than April 1, 2025), our share in global development costs will be up to a specified cap through December 31, 2025, as provided for in the Lilly Agreement.

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

Strategy

Our goal is to establish ourselves as a successful commercial stage biopharmaceutical company with significant development capabilities. We aim to expand our commercial business in the US on our own and globally through partnerships. We recently expanded our hematology and oncology portfolio with our third commercialized product, GAVRETO, which we believe is highly synergistic with and complementary to our existing hematology and oncology focused commercial infrastructure. We continue to maintain a strong commercial and medical affairs team in the US to enable us to execute successfully on our commercialization strategy to grow TAVALISSE in chronic ITP, REZLIDHIA in mIDH1 R/R AML, and GAVRETO in NSCLC and advanced thyroid cancers. For the expansion of fostamatinib and olutasidenib outside of the US, we entered into partnerships and are currently exploring other partnership opportunities. We continue our development of novel therapies designed to significantly improve the lives of patients with hematological disorders and cancer. We will be focusing on the further development of our products in other indications on our own or through our partners. We aim to expand our portfolio with additional commercial products and/or additional candidates for our development pipeline, on our own and/or in partnership with pharmaceutical and biotechnology companies as well as academic institutions and government organizations.

In particular, the key elements that we believe are value drivers, which we plan to continue to execute include:

●	growing sales of TAVALISSE in chronic ITP, REZLIDHIA in mIDH1 R/R AML, and GAVRETO in NSCLC and advanced thyroid cancers; and
●	advancing our development pipeline on our own and/or with collaboration partner(s).

Our Product Portfolio

The following table summarizes our portfolio:

Commercial Products

TAVALISSE/Fostamatinib in ITP

TAVALISSE overview

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

TAVALISSE commercial activities, including sales and marketing

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

Fostamatinib outside of the US

We have a commercialization license agreement with Grifols for exclusive rights to commercialize fostamatinib for human diseases, and non-exclusive rights to develop, fostamatinib in their territory. Grifols territory includes EU, the UK, Turkey, the Middle East, North Africa and Russia (including Commonwealth of Independent States). In January 2020, the European Commission (EC) granted a centralized MA for fostamatinib (TAVLESSE) valid throughout EU and which has been grandfathered in the UK, after the departure of the UK from the EU, for the treatment of chronic ITP in adult patients who are refractory to other treatments. Grifols has launched TAVLESSE in the UK and certain countries in EU including Germany, France, Italy and Spain, and continues a phased rollout across the rest of EU.

We have an exclusive license and supply agreement with Kissei to develop and commercialize fostamatinib in all current and potential indications in Japan, China, Taiwan and Korea. Kissei is a Japan-based pharmaceutical company addressing patients’ unmet medical needs through its research, development and commercialization efforts, as well as through collaborations with partners. Japan has the third highest prevalence of chronic ITP in the world behind the US and Europe. Kissei was granted orphan drug designation from the Japanese Ministry of Health, Labor and Welfare for R788 (fostamatinib) in chronic ITP in February 2020. In December 2022, Japan’s Pharmaceuticals and Medical Devices Agency (PMDA) approved TAVALISSE for the treatment of chronic ITP, and in April 2023, Kissei launched TAVALISSE for chronic ITP in Japan. In January 2025, Kissei announced the Korean Ministry of Food and Drug Safety approved TAVALISSE for the treatment of thrombocytopenia in adult patients with chronic idiopathic thrombocytopenic purpura who have had an insufficient response to a previous treatment

We have exclusive commercial and license agreements with Medison to commercialize fostamatinib in all potential indications in Canada and Israel. In November 2020, Health Canada approved the New Drug Submission for TAVALISSE for the treatment of thrombocytopenia in adult patients with chronic ITP who have had an insufficient response to other treatments. In August 2021, Medison Israel received the licenses for registrational approval from the Ministry of Health. TAVALISSE is commercially available in Canada and Israel.

We have a commercial license agreement with Knight to exclusively commercialize fostamatinib for approved indications in Latin America, consisting of Mexico, Central and South America, and the Caribbean. We are also responsible for the exclusive manufacture and supply of fostamatinib for all future development and commercialization activities under a commercial and supply agreement. In August 2023, Knight submitted the MAA for regulatory approval in Mexico, Colombia and Brazil for fostamatinib for the treatment of adult patients with ITP who had insufficient response to a previous treatment. In December 2024, Knight announced the approval of TAVALISSE in Mexico for the treatment of thrombocytopenia in adult patients with chronic ITP who have had an insufficient response to a previous treatment.

REZLIDHIA/Olutasidenib in R/R AML with mIDH1

REZLIDHIA overview

mIDH1 alterations are seen in AML, MDS, glioma, chondrosarcoma, and intrahepatic cholangiocarcinoma. It is estimated that there are approximately 1,000 adult patients, a well-identified patient population, with mIDH1 R/R AML, part of an AML market estimated to have an incidence of approximately 20,000 cases in the US and an estimated 120,000 cases globally. Despite having approved treatment options for R/R AML patients who are mIDH1 positive, an unmet need remains.

Olutasidenib, an oral, small molecule drug designed to selectively bind to and inhibit mIDH1, is a treatment option with durable remissions, reduced QTc potential, and a stable pharmacokinetics profile that enables a consistent drug exposure over time. This targeted agent has the potential to provide therapeutic benefit by reducing 2-hydroxyglutarate levels and restoring normal cellular differentiation. IDH1 is a natural enzyme that is part of the normal metabolism of all cells. When mutated, IDH1 activity can promote blood malignancies and solid tumors. Olutasidenib was granted orphan drug designation by the FDA for the treatment of AML, which provides orphan drug market exclusivity from the time of marketing approval on December 1, 2022.

REZLIDHIA is designed to bind to and inhibit mIDH1 to reduce 2-hydroxyglutarate levels and restore normal cellular differentiation of myeloid cells. REZLIDHIA is a novel, non-intensive monotherapy treatment in the R/R AML setting demonstrating a CR+CRh rate of 35% in patients with over 90% of those responders in complete remission.

We in-licensed REZLIDHIA from Forma pursuant to a license and transition services agreement entered in July 2022, with exclusive, worldwide rights for development, manufacturing and commercialization of REZLIDHIA for any uses, including for the treatment of AML and other malignancies. In accordance with the terms of the license and transition services agreement, we paid an upfront fee of $2.0 million, with the potential to pay up to $67.5 million additional payments upon achievement of specified development and regulatory milestones and up to $165.5 million additional payments upon achievement of certain commercial milestones. In 2022, certain milestones were met which entitled Forma to receive a $17.5 million milestone payments. No new milestone was met in 2023 and 2024. In addition, subject to the terms and conditions of the license and transition services agreement, Forma would be entitled to tiered royalty payments on net sales of licensed products at percentages ranging from low-teens to mid-thirties, as well as certain portions of our sublicensing revenue, subject to certain standard reductions and offsets.

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

In May 2024, we announced the presentation of the five-year results from the registrational Phase 2 trial of REZLIDHIA in R/R mIDH1 AML patients at the 2024 ASCO Annual Meeting and EHA 2024 Hybrid Congress. The data published reinforces REZLIDHIA’s efficacy in heavily pretreated patients with mIDH1 AML, including those R/R to prior venetoclax. The safety profile was consistent with what was previously reported. Further, REZLIDHIA was generally well tolerated in elderly patients with R/R mIDH1 AML and induced durable remissions. Despite the challenges of treating elderly patients who had already failed prior AML treatment, the results suggest that elderly patients can benefit from therapy with REZLIDHIA. REZLIDHIA was also effective in achieving remission in patients with mIDH1 R/R AML and served as a bridging strategy towards potentially curative allogeneic transplantation in a substantial subset of these previously ineligible patients. Additionally, REZLIDHIA was well tolerated in a subset of patients with myeloproliferative neoplasms mlDH1 AML, a patient population often associated with poor responses to available therapies.

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

REZLIDHIA commercial activities, including sales and marketing

We believe REZLIDHIA is highly synergistic with our existing hematology-oncology focused commercial and medical affairs infrastructure. Our commercial effort focuses on growing awareness of REZLIDHIA within key institutions, and among targeted HCPs who manage patients with R/R AML with mIDH1. We retain the global rights, excluding certain geographies as discussed below, to develop and commercialize olutasidenib for all indications, and we are currently exploring other ex-US partnership opportunities.

Olutasidenib outside of the US

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

In November 2024, we entered into a commercial license agreement with Dr. Reddy’s for an exclusive license to develop and commercialize olutasidenib in Dr. Reddy’s territory which includes Latin America, South Africa, India, certain countries in the CIS, Southeast Asia region and North Africa, Australia, and New Zealand. We are responsible for the exclusive manufacture and supply of olutasidenib for all future development and commercialization activities under a supply agreement.

Under the license and services agreement with Forma as discussed in “Note 5 – In-Licensing and Acquisition” of our “Notes to Financial Statements” contained in “Part II, Item 8, Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, Forma is entitled to a certain portion of sublicensing revenue, which include, but are not limited to upfront payment, milestone payments and royalties, that we receive from a third party sublicensee. Following the license agreements with Kissei and Dr. Reddy’s as discussed above, Forma is entitled to a portion of the sublicensing revenue we receive from Kissei and Dr. Reddy’s.

GAVRETO/Pralsetinib in metastatic RET fusion-positive NSCLC and advanced thyroid cancers

GAVRETO overview

RET is a receptor tyrosine kinase that activates multiple downstream pathways involved in cell proliferation and survival. RET can be activated by mutation or when a portion of the RET gene that encodes the kinase domain is joined to part of another gene creating a fusion gene that encodes an aberrantly activated RET fusion protein. RET alterations, such as fusions or mutations, drive the growth of multiple tumor types. It is estimated that over 226,000 adult patients in the US will be diagnosed with lung cancer in 2025. NSCLC is the most common type of lung cancer in the US accounting for 80-85% of all lung cancer diagnoses. RET activating fusions are key disease drivers in NSCLC. RET fusions are implicated in approximately 1-2% of patients with NSCLC.

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

In June 2024, we announced the completion of the transfer to us of the NDA for GAVRETO, and GAVRETO became commercially available from us in the US by prescription. GAVRETO was co-marketed by Blueprint and Genentech, a member of Roche, to patients in the US since September 2020 pursuant to a collaboration agreement between Blueprint and Roche, which agreement was terminated effective in February 2024.

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

Competitive landscape for GAVRETO

GAVRETO faces competition for RET fusion-positive NSCLC and advanced thyroid cancers from Lilly’s selpercatinib (Retevmo®). In addition, other commercially available therapies used to treat RET fusion-positive NSCLC include cabozantanib and platinum-based chemotherapy regimens with or without pembrolizumab, atezolizumab, nivolumab/ipilumumab, cemiplimab or tremelimumab-durvalumab. GAVRETO may also face competition from other drug candidates in development for RET-altered cancers, as well as multi-kinase inhibitors with RET activity being evaluated in clinical trials.

GAVRETO commercial activities, including sales and marketing

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

We advanced the development of our IRAK 1/4 inhibitor program, following evaluation of single and multiple ascending doses of R289, a new pro-drug formulation of R835 in healthy subjects. In January 2022, we initiated a Phase 1b open-label, multicenter study to evaluate the safety, tolerability and preliminary efficacy of R289 in patients with R/R lower-risk MDS. In December 2022, we announced the dosing of the first patient. This Phase 1b study is expected to enroll approximately 48 patients (up to 36 patients in the dose escalation phase, up to 40 patients in the dose expansion phase, and 10 less heavily pre-treated LR-MDS patients in an exploratory cohort). The primary objective of the study is safety, with secondary and exploratory objectives to assess preliminary efficacy and characterize the pharmacokinetic and pharmacodynamic profile of R289. The safety and efficacy data from this Phase 1b study is intended to inform the recommended dose of R289 for further clinical evaluation in lower-risk MDS. Enrollment in the fifth dose level (500 mg / 250 mg split dose) is complete and the new sixth dose level (500 mg twice daily) is now open for enrollment. In December 2024, initial data from the dose escalation part of the Phase 1b study was presented at the 66th ASH Annual Meeting and Exposition. In summary, R289 was generally well tolerated with preliminary signs of efficacy in this heavily pretreated lower-risk MDS patient population, the majority of whom were HTB at baseline. RBC-TI ≥8 weeks was achieved by three patients (1 at 500 mg QD and 2 at 750 mg QD); two HTB patients achieved RBC-TI >24 weeks. The median duration of RBC-TI was 29 weeks (range 12.7-51.9 weeks). One HTB patient receiving 500 mg QD achieved a minor HI-E response, with a 64% reduction in RBC transfusions compared to baseline. The three patients that achieved RBC-TI had peak hemoglobin increases exceeding 2.0 g/dL compared to baseline.

R289 was granted Fast Track designation by the FDA for the treatment of patients with previously-treated transfusion dependent lower-risk MDS in November 2024. In January 2025, the FDA granted R289 orphan drug designation for the treatment of myelodysplastic syndromes.

Olutasidenib for mIDH1 AML, Other Heamtologic Cancers and HGG

We have a strategic collaboration agreement with MDACC to expand our evaluation of olutasidenib in AML and other hematologic cancers with IDH1 mutations. Under such collaboration agreement, we will jointly lead the clinical development efforts with MDACC to evaluate the potential of olutasidenib to treat newly diagnosed and R/R patients with AML, higher-risk MDS, and advanced myeloproliferative neoplasms, in combination with other agents. The collaboration will also support the evaluation of olutasidenib as monotherapy in patients with IDH1 mutated CCUS and lower-risk MDS, as well as maintenance therapy following hematopoietic stem cell transplant. MDACC has now opened for enrollment the four studies outlined in the multi-year strategic development alliance. In August 2024, MDACC opened enrollment for a Phase 1b/2 triplet therapy trial of decitabine and venetoclax in combination with olutasidenib in patients with mIDH1 AML. The Phase 1b part of the trial seeks to determine the safety and tolerability and recommended Phase 2 dose of decitabine and venetoclax in combination with olutasidenib. The primary objective of the Phase 2 part of the trial is to determine the complete remission rate in both newly diagnosed and R/R patients. The first patient was enrolled in the Phase 1b/2 triplet therapy trial in September 2024, and the trial is ongoing. In December 2024, MDACC opened enrollment for two trials, a Phase 2 study in patients with IDH1-mutated CCUS, lower-risk MDS and chronic myelomonocytic leukemia (CMML), and a Phase 1/2 study of olutasidenib maintenance therapy following an allogeneic stem cell transplant for patients with IDH1-mutated myeloid malignancies. In January 2025, MDACC opened for enrollment a Phase 2 study of olutasidenib in combination with hypomethylating agents (HMA) in patients with mIDH1 higher-risk myelodysplastic syndrome (HR-MDS)/ CMML or advanced myeloproliferative neoplasms.

We also have a collaboration with CONNECT to conduct a Phase 2 clinical trial to evaluate olutasidenib in combination with temozolomide in patients with HGG harboring an IDH1 mutation (TarGet-D). Under the collaboration, CONNECT will include the olutasidenib treatment arm (TarGet-D) within CONNECT’s TarGet study, a molecularly guided Phase 2 umbrella clinical trial for HGG. In our sponsored arm, adolescents and young adult patients (<39 years old) with newly-diagnosed IDH1-mutation positive HGG will receive maintenance therapy with olutasidenib in combination with temozolomide for the first year after radiotherapy, followed by olutasidenib monotherapy for the second year. CONNECT recently opened for enrollment the TARGET-D study, a Phase 2 study evaluating olutasidenib in combination with temozolomide, followed by olutasidenib monotherapy, as maintenance therapy for newly diagnosed adolescent and young adult patients (ages 12 to 39 years) with HGG harboring an IDH1 mutation.

Partnered Clinical Programs

Ocadusertib – Lilly

Lilly is continuing to advance ocadusertib (previously R552) and has initiated the Phase 2a trial studying ocadusertib in adult patients with moderately to severely active rheumatoid arthritis. The Phase 2a enrollment of approximately 100 patients is ongoing, with preliminary analysis of the Phase 2a results anticipated in the first half of 2025. RIPK1 is implicated in a broad range of key inflammatory cellular processes and plays a key role in tumor necrosis factor signaling, especially in the induction of pro-inflammatory necroptosis. The program also includes RIPK1 compounds that cross the blood-brain barrier (CNS-penetrants) to address neurodegenerative diseases such as Alzheimer’s disease and amyotrophic lateral sclerosis.

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

Research, Preclinical and Clinical Development Programs

We maintain expertise in drug development to leverage our existing proprietary collection of inhibitors, small-molecule compound libraries and large database of associated phenotypic and biochemical assay results of therapeutic interest. We also maintain leading expertise on specific areas of operation such as inhibition of SYK, IRAK 1/4, RIPK1 and mIDH1 kinases to assist clinical development and commercial affairs, as well as to expand and explore additional opportunities for such inhibitors in the clinical space. Our preclinical operations involve collaborations with clinical research organizations, leading investigators from universities and research organizations around the world, and strategic collaborations with other pharmaceutical companies.

We have experts in clinical development to design and implement clinical trials and to analyze the data derived from these trials. The clinical development group possesses expertise in project management and regulatory affairs. We work with external clinical research organizations with expertise in managing clinical trials, drug formulation, and the manufacture of clinical trial supplies to support our clinical development efforts.

We also have strategic development collaborations with MDACC and CONNECT to conduct evaluation of olutasidenib in AML, other hematologic cancers and glioma. Incrementally, we plan on initiating a Phase 2 clinical study in recurrent glioma. This, in combination with our strategic collaborations with MD Anderson and CONNECT, are aimed to expand our olutasidenib pipeline development programs.

Commercialization and Sponsored Research and License Agreements

For a discussion of our Commercialization and Sponsored Research and License, see “Note 4 – Sponsored Research and License Agreements and Government Contracts” to our “Notes to Financial Statements” contained in “Part II, Item 8, Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Intellectual Property

We actively seek patent protection for our marketed products and investigational candidates and associated technologies, in the US and in major market countries that we consider important to the development of our business worldwide. We strive to obtain and maintain proprietary protection for other discoveries, inventions, trade secrets and know-how that are critical to our business operations. We also strive to operate without infringing the proprietary rights of others, and aim to prevent others from infringing our proprietary rights. We hold global patent rights necessary for the continued development and commercialization of fostamatinib, olutasidenib and R289, and US patent rights necessary for the continued development and commercialization of pralsetinib in the US. We have developed and continue to develop an extensive patent portfolio in the US, Europe, Japan and other major market countries to protect our commercial and clinical programs.

TAVALISSE (fostamatinib).  Fostamatinib is covered as a composition of matter in US Patent No. 7,449,458 having an earliest expiration date in 2026 and which was granted patent term extension extending the term to September 2031. In addition to the composition of matter patent, US patents covering our fostamatinib products directed to, among others, particular salts, crystalline forms, formulations and therapeutic uses, are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (referred to as the “Orange Book”) and have patent expiration dates falling between 2026 and 2032. As of December 31, 2024, there are 43 issued US patents including the aforementioned Orange Book listed patents, and 4 pending applications which includes pending applications covering additional therapeutic uses, which, if issued, will have expiration dates to 2041.

In Europe and Japan, fostamatinib composition of matter patents are issued having an earliest patent expiration date in 2026 but which have been extended to 2031 through patent term extension in Japan and supplemental protection certificates in Europe. Additional patents covering fostamatinib salts, crystalline forms, formulations, as well as methods of use, are issued in Europe and Japan, with patent expiration to 2032, not including any patent term extensions.

REZLIDHIA (olutasidenib). Olutasidenib is covered as a composition of matter in US Patent No. 9,834,539 having an earliest expiration date in 2035 and for which a patent term extension application is pending which is expected to extend the expiration to December 2036. In addition to the composition of matter patent, additional US patents covering our olutasidenib products which are directed to, among others, particular salts, solid forms, formulations and therapeutic uses, are listed in the Orange Book and have patent expiration dates falling between 2035 and 2039. As of December 31, 2024, there are 18 issued US patents including the aforementioned Orange Book listed patents covering our olutasidenib marketed products, and 8 pending US patent applications including patent applications directed to therapeutic uses and combination therapies with olutasidenib, which, if issued, will have expiration dates to 2045.

In Japan and Europe, corresponding olutasidenib composition of matter patents have issued having an earliest expiration date in 2035, not including any patent term extensions. We intend to file additional foreign applications directed to new therapeutic uses and combination therapies for olutasidenib, which, if issued, will have expiration dates to 2045.

GAVRETO (pralsetinib). Pralsetinib is covered as a composition of matter in US Patent No. 10,030,005 having an expiration date in November 2036. As of December 31, 2024, we have 6 issued and 4 pending patent applications in the US covering our pralsetinib product including particular solid forms and formulations, as well as therapeutic uses. Collectively, these patents and patent applications, if issued, will have expiration dates between 2036 and 2041.

R289. We have developed and continue to develop our patent portfolio covering our investigational candidate R289. R289 is covered as a composition of matter in US Patent No. 11,370,787, having an earliest expiration date in 2040, not including any potential patent term extension. As of December 31, 2024, we have 4 issued and 5 pending patent applications in the US covering additional R289 composition of matter, including salts and solid forms, as well as R289 formulation and therapeutic uses. Collectively, these patents and patent applications, if issued, will have earliest expiration dates falling between 2036 and 2045. We are seeking global patent protection for R289 and currently have R289 composition of matter patents and patent applications covering R289 that are issued or pending in over 20 countries. We intend to file additional US and foreign applications based on our ongoing development programs directed to new therapeutic uses and combination therapies as well as new formulations and methods of manufacture, to the extent they are discovered or invented.

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

Other products in the US that are approved by the FDA to increase platelet production through binding and TPO receptors on megakaryocyte precursors include PROMACTA (Novartis International AG), Nplate (Amgen, Inc.), DOPTELET (Dova Pharmaceuticals) and ALVAIZ (Teva Pharmaceutical Industries Ltd.).

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

Metastatic RET fusion-positive NSCLC and advanced thyroid cancers

GAVRETO faces competition for RET fusion-positive NSCLC and advanced thyroid cancers from Lilly’s selpercatinib (Retevmo). In addition, other commercially available therapies used to treat RET fusion-positive NSCLC include cabozantanib and platinum-based chemotherapy regimens with or without pembrolizumab, atezolizumab, nivolumab/ipilumumab, cemiplimab or tremelimumab-durvalumab. GAVRETO may also face competition from other drug candidates in development for RET-altered cancers, as well as multi-kinase inhibitors with RET activity being evaluated in clinical trials.

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

Expedited review designations

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

The application for orphan designation must be submitted to and approved by the EMA in respect of the EU or to the MHRA for the UK before an application is made for marketing authorization for the product. Medicinal products which benefit from orphan status, which they successfully maintain post-grant of the marketing authorization, can benefit from up to ten years of market exclusivity in respect of the approved indication. This prevents regulatory authorities in the EU or the UK, as the case may be, from granting marketing authorizations for similar medicinal products for the same therapeutic indication, unless another applicant can show that the similar medicinal product in question is safer, more effective or clinically superior to the orphan-designated product or if the marketing authorization holder consents to the second orphan medicinal product application, or where the marketing authorization holder cannot supply the needs of the market.

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

On February 4, 2020, then-DHHS Secretary Alex M. Azar II determined that a public health emergency exists for COVID-19 and declared that it justifies the authorization of emergency use of in vitro diagnostics for COVID-19, pursuant to Section 564 of the FDCA. On March 2, 2020, March 24, 2020, and March 27, 2020, Secretary Azar issued corresponding declarations for personal respiratory protective devices; for medical devices, including alternative products used as medical devices; and, for drugs and biological products. The determination and these declarations were published in the Federal Register on February 7, 2020, March 10, 2020, March 27, 2020, and April 1, 2020, respectively.

While the emergency determination and declaration are effective, the FDA may authorize the use of an unapproved product or an unapproved use of an approved product if it concludes that:

•	an agent referred to in the emergency declaration could cause a serious or life-threatening disease or condition;
•	it is reasonable to believe that the authorized product may be effective in diagnosing, treating, or preventing that disease or condition or a serious or life-threatening disease or condition caused by an approved product or a product marketed under an EUA;
•	the known and potential benefits of the authorized product, when used for that disease or condition, outweigh known and potential risks, taking into consideration the material threat of agents identified in the emergency declaration;
•	there is no adequate, approved, and available alternative to the authorized product for diagnosing, preventing, or treating the relevant disease or condition; and
•	any other criteria prescribed by the FDA is satisfied.

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

Pharmaceutical Coverage, Pricing and Reimbursement

In the US and other countries, patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Third-party payors include federal and state government health programs such as Medicare and Medicaid, commercial health insurers, managed care organizations, and other organizations. Significant uncertainty exists as to the coverage and reimbursement status of products approved by the FDA and other government authorities. For example, in the US, there have been several recent US Congressional inquiries and proposed federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. This includes the Consolidated Appropriations Act of 2021, which addressed several drug price reporting and transparency measures, such as a new requirement for prescription drug plan sponsors and Medicare Advantage organizations to develop tools to display Medicare Part D prescription drug benefit information in real time and for insurance companies and employer-based health plans to report information on pharmacy benefit and drug costs to the Secretaries of the Departments of Health and Human Services, Labor and the Treasury. Additionally, on March 11, 2021, Congress enacted the American Rescue Plan Act of 2021, which included among its provisions a sunset of the provision in the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (collectively, the Affordable Care Act) that capped pharmaceutical manufacturers’ rebate liability under the Medicaid Drug Rebate Program (MDRP). Under the Affordable Care Act, manufacturers’ rebate liability was capped at 100% of the average manufacturer price for a covered outpatient drug. As of January 1, 2024, manufacturers’ MDRP rebate liability is no longer capped, potentially resulting in a manufacturer paying more in MDRP rebates than it receives on the sale of certain covered outpatient drugs. In August 2022, the Inflation Reduction Act of 2022 (IRA) was signed into law, which implements substantial changes to the Medicare program, including drug pricing reforms and changes to the Medicare Part D benefit design. Among other reforms, the IRA imposes inflation rebates on drug manufacturers for products reimbursed under Medicare Parts B and D if the prices of those products increase faster than inflation; implements changes to the Medicare Part D benefit that, beginning in 2025, cap beneficiary annual out-of-pocket spending at $2,000, while imposing new discount obligations for pharmaceutical manufacturers; and, beginning in 2026, establishes a “maximum fair price” for a fixed number of pharmaceutical and biological products covered under Medicare Parts B and D following a price negotiation process with the Centers for Medicare and Medicaid Services (CMS). CMS has also taken steps to implement the IRA, including: releasing the negotiated maximum prices, which will be effective in 2026, for the first ten drugs that were subject to the IRA’s negotiation process; releasing quarterly lists of Medicare Part B products that are subject to adjusted coinsurance rates based on the inflationary rebate provisions of the IRA; and announcing a list of fifteen additional drugs that will be subject to price negotiations during 2025. While it remains to be seen how the drug pricing provisions imposed by the IRA will affect the broader pharmaceutical industry, several pharmaceutical manufacturers and other industry stakeholders have challenged the law, including through lawsuits brought against the DHHS, the Secretary of DHHS, CMS, and the CMS Administrator challenging the constitutionality and administrative implementation of the IRA’s drug price negotiation provisions.

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

In the EU, pricing and reimbursement methods can differ in each Member State. Some Member States and the UK may require that health technology assessments (HTA) be completed to obtain reimbursement or pricing approval. The outcome of HTA assessments is decided on a national basis and some Member States may decide not to reimburse the use of medicines or may reduce the rate of reimbursement. In December 2021, the EU adopted a new Regulation on Health Technology Assessment which allows Member States to carry out joint clinical assessments and operate joint clinical consultations. The new Regulation came into effect in January 2025.

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

●	the federal civil and criminal false claims laws and civil monetary penalty laws, including the civil False Claims Act (FCA), which prohibits, among other things, (i) knowingly presenting, or causing to be presented, claims for payment of government funds that are false or fraudulent; (ii) knowingly making, or using or causing to be made or used, a false record or statement material to a false or fraudulent claim; (iii) knowingly making, using or causing to made or used a false record or statement material to an obligation to pay money to the government; or (iv) knowingly concealing or knowingly and improperly avoiding, decreasing, or concealing an obligation to pay money to the federal government. Private individuals, commonly known as “whistleblowers,” can bring FCA qui tam actions, on behalf of the government and may share in amounts paid by the entity to the government in recovery or settlement. Pharmaceutical companies have been investigated and/or subject to government enforcement actions asserting liability under the FCA in connection with their alleged off-label promotion of drugs, purportedly concealing price concessions in the pricing information submitted to the government for government price reporting purposes, and allegedly providing free product to customers with the expectation that the customers would bill federal healthcare programs for the product. In addition, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA. Moreover, manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. FCA liability is potentially significant in the healthcare industry because the statute provides for treble damages and significant mandatory penalties per false or fraudulent claim or statement for violations. Such per-claim penalties are currently set at $14,308 to $28,619 per false claim or statement for penalties assessed after January 15, 2025, with respect to violations occurring after November 2, 2015. Criminal penalties, including imprisonment and criminal fines, are also possible for making or presenting a false, fictitious or fraudulent claim to the federal government;

●	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil liability for, among other things, executing or attempting to execute a scheme to defraud any healthcare benefit program, including any third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statements or representations, or making false statements relating to healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;

●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and their respective implementing regulations, which impose HIPAA-covered entities and their business associates obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security, accessibility and transmission of individually identifiable health information, including protected health information (PHI). While the vast majority of HIPAA obligations do not apply to pharmaceutical companies or clinical trial data, the requirements inform privacy and security practices across the industry and may impact interactions with health care providers. Moreover, HITECH created tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions;

●	the federal payment transparency tracking and reporting requirements known as the federal Physician Payments Sunshine Act, implemented as the Open Payments Program, which requires certain manufacturers of drugs, devices, biologics and medical supplies, among others, to report annually to CMS, within the DHHS, information related to payments and other transfers of value made by that entity to US-licensed physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors),

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

Healthcare Reform

The US federal and state governments continue to propose and pass legislation designed to reduce the cost of healthcare. In March 2010, the US Congress enacted the Affordable Care Act, which included changes to the coverage and payment for drug products under government health care programs. This law was designed to expand access to health insurance coverage for uninsured and underinsured individuals while containing overall healthcare costs. There have been numerous judicial and Congressional challenges to certain aspects of the Affordable Care Act, as well as efforts to repeal or replace certain aspects of the Affordable Care Act. For example, the Tax Cuts and Jobs Act of 2017 included a provision that repealed the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Further, the Consolidated Appropriations Act of 2020 fully repealed the Affordable Care Act’s mandated “Cadillac” tax on certain high-cost employer-sponsored health coverage and the medical device excise tax on non-exempt medical devices, and also eliminated the health insurer tax. The Bipartisan Budget Act of 2018 (BBA) amended the Affordable Care Act to increase from 50% to 70% the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” Under the IRA, this coverage gap has been eliminated as of January 1,

2025. The IRA also requires pharmaceutical manufacturers to pay 10% of the negotiated price of brands, biologics, and biosimilar products, when Medicare Part D beneficiaries are in the initial coverage phase, and 20% of the negotiated price during the catastrophic phase of Medicare Part D coverage. In December 2018, CMS published a new final rule permitting further collections and payments to and from certain Affordable Care Act qualified health plans and health insurance issuers under the Affordable Care Act risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On June 17, 2021, the US Supreme Court dismissed a judicial challenge to the Affordable Care Act brought by several states without specifically ruling on the constitutionality of the law. It is unclear how any future litigation and other healthcare reform efforts will impact the Affordable Care Act.

Other legislative changes have been proposed and adopted in the US since the Affordable Care Act was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013, and, due to subsequent legislative amendments, will remain in effect through the first eight months of the fiscal year 2032 sequestration order, unless additional Congressional action is taken (with the exception of a temporary suspension, and later a temporary reduction, instituted during the COVID-19 pandemic that expired on July 1, 2022). In January 2013, former President Obama signed into law the American Taxpayer Relief Act of 2012 (ATRA), which, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

In addition, there has been heightened governmental scrutiny in the US of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which among other changes, eliminated the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacture price, for single source and innovator multiple source drugs, as of January 1, 2024. The American Rescue Plan Act also temporarily increased premium tax credit assistance for individuals eligible for subsidies under the Affordable Care Act for 2021 and 2022 and removed the 400% federal poverty level limit that otherwise applies for purposes of eligibility to receive premium tax credits. The IRA extended this increased tax credit assistance and removal of the 400% federal poverty limit through 2025. In August 2022, the IRA was signed into law, which implements substantial changes to the Medicare program, including drug pricing reforms and changes to the Medicare Part D benefit design. Among other reforms, the IRA imposes inflation rebates on drug manufacturers for products reimbursed under Medicare Parts B and D if the prices of those products increase faster than inflation; implements changes to the Medicare Part D benefit that, beginning in 2025, will cap benefit annual out-of-pocket spending at $2,000, while imposing new discount obligations for pharmaceutical manufacturers; and, beginning in 2026, establishes a “maximum fair price” for a fixed number of pharmaceutical and biological products covered under Medicare Parts B and D following a price negotiation process with CMS. On February 14, 2023, the DHHS issued a report, which, among other things, selects three potential drug affordability and accessibility models to be tested by the CMS Innovation Center. Specifically, the report addresses: (1) a model that would allow Part D Sponsors to establish a “high-value drug list” setting the maximum co-payment amount for certain common generic drugs at $2; (2) a Medicaid-focused model that would establish a partnership between CMS, manufacturers, and state Medicaid agencies that would result in multi-state outcomes-based agreements for certain cell and gene therapy drugs; and (3) a model that would adjust Medicare Part B payment amounts for Accelerated Approval Program drugs to advance the developments of novel treatments. It remains to be seen how these drug pricing initiatives will affect the broader pharmaceutical industry. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, several recently passed state laws require disclosures to state agencies and/or commercial purchasers with respect to price increases and new product launches that exceed certain pricing thresholds as identified in the relevant statutes. Some of these laws and regulations contain ambiguous requirements that government officials have not yet clarified. Given the lack of clarity in the laws and their implementation, our reporting actions could be subject to the penalty provisions of the pertinent federal and state laws and regulations. Some states have also established prescription drug affordability boards that are tasked with identifying certain high-cost prescription products that may pose affordability challenges for consumers and payors, conducting cost reviews on such products, and, in some circumstances, imposing upper payment limits on such products.

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

Manufacturing and Raw Materials

We currently do not have the manufacturing capabilities or experience necessary to produce our products or any product candidates for clinical trials. We currently use three active pharmaceutical ingredient manufacturing facilities and three finished goods manufacturing facilities for our products. We do not own or operate manufacturing or distribution facilities or resources for clinical or commercial production and distribution of our product for commercial use or for preclinical and clinical trials. We assign internal personnel to manage and oversee third parties working on our behalf under contract. These third parties manufacture raw materials, the active pharmaceutical ingredients and finished drug product for commercial distribution and for use in clinical studies. We currently rely on and will continue to rely on these third-party contract manufacturers to produce sufficient quantities of our products.

Human Capital Resources

As of December 31, 2024, we have 162 full-time and 2 part-time employees. Of these employees, 88 were engaged in commercial activities, 43 were engaged in development activities, and 33 were engaged in general and administrative activities. We also engage 8 temporary employees and consultants.

None of our employees are represented by a collective bargaining arrangement, and we believe our relationship with our employees is good. We aim to provide a stimulating and rewarding work environment, with recognition for accomplishments and the opportunity to advance our employees’ careers while sharing in the excitement of our growth and success. We know that our success depends on the experience, intellect, and talent of our highly motivated team, and we truly value the people who make our organization great. We provide a collaborative work environment that is both personally fulfilling and enables our employees to work together to achieve the purpose and goals of the organization. Our human capital efforts focus on maintaining a sufficient number of skilled employees in each respective department. Recruiting and retaining experienced and qualified sales and marketing personnel to successfully commercialize our product and scientific personnel to continue to perform research and development work in the future will be critical to our business success. Our ability to recruit, develop and retain highly skilled talent is a significant determinant of our success. To facilitate talent attraction, retention, and development, we strive to be an all welcoming and a safe workplace with opportunities for our employees to grow and develop in their careers, supported by competitive compensation, opportunities for equity ownership, development opportunities that enable continued learning and growth and employment packages that promote well-being across all aspects of our employees’ lives, including health care, retirement planning and paid time off.

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

Environmental, Social and Governance (ESG)

Our approach to ESG factors is consistent with our mission and our corporate values. We are committed to conducting our business in a safe and environmentally sustainable manner that promotes the health of patients, our employees, our community and the environment. ESG oversight is exercised both at the Board of Directors level and through our executive leadership. The Corporate Governance, Health Care Compliance Oversight and Nominating Committee has oversight responsibility over our ESG strategy and policies and is briefed by management on matters related to ESG as appropriate. For more information and the latest on our ESG efforts, please refer to our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC. Additionally, our full ESG report is available on our website at www.rigel.com/investors/esg. Information in our ESG Report is not incorporated by reference into this Form 10-K.

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

In addition, acquisitions and in-licensing may entail numerous operational, financial and legal risks, including:

●	potential failure of the due diligence process to identify significant problems, liabilities or other shortcomings or challenges of an acquired or licensed product candidate or technology, including problems, liabilities or other shortcomings or challenges with respect to intellectual property, product quality, partner disputes or issues and other legal and financial contingencies and known and unknown liabilities;
●	inability to integrate the target company or in-licensed asset successfully into our existing business and inability to maintain the key business relationships of the target;

●	in an in-licensing or an asset acquisition of a product that is commercially available in the market, we may not be able to successfully transition the existing patients who are dependent to the acquired or in-licensed product, or successfully enter into a reimbursement coverage contracts that the existing patients were previously dependent into, or successfully enter into a contract with contract manufacturers to continue the production of the in-licensed or acquired product;
●	assumption of unknown or contingent liabilities or incurrence of unanticipated expenses;
●	exposure to known and unknown liabilities, including possible intellectual property infringement claims, violations of laws, tax liabilities and commercial disputes;
●	incurrence of substantial debt, dilutive issuances of securities or depletion of cash to pay for acquisitions;
●	incurrence of large one-time expenses and acquiring intangible assets that could result in significant future amortization expense and significant write-offs;
●	higher than expected acquisition and integration costs; and
●	inability to maintain uniform standards, controls, procedures and policies;

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

Because of the uncertainty of whether the accumulated preclinical evidence (pharmacokinetic, pharmacodynamic, safety and/or other factors) or early clinical results will be observed in later clinical trials, we can make no assurances regarding the likely results from our future clinical trials or the impact of those results on our business. For example, we conducted a Phase 3 pivotal trial of fostamatinib in patients with warm auto immune hemolytic anemia (wAIHA) initiated in March 2019 and completed in April 2022. In June 2022, we announced top-line efficacy and safety data results of the trial, and the results did not demonstrate statistical significance in the primary efficacy endpoint of durable hemoglobin response in the overall study population. We conducted an in-depth analysis of these data to better understand differences in patient characteristics and outcomes and submitted these findings to the FDA. In October 2022, we announced that we received guidance from the FDA’s review of these findings. Based on the result of the trial and the guidance from the FDA, we did not file an sNDA for this indication. Further, we may experience errors in the analysis of our clinical trial results. For example, we conducted our Phase 3 clinical trial to evaluate safety and efficacy of fostamatinib in hospitalized COVID-19 patients launched in November 2020 and completed enrollment in July 2022. We previously announced in November 2022 the top-line results did not meet statistical significance in the primary efficacy endpoint. Upon further analysis, we discovered an error by the biostatistical contract research organization (CRO) in the application of a statistical stratification factor. After correcting for this statistical error, the primary endpoint of the study was met. However, given the end of the federal COVID-19 PHE in May 2023, and based on feedback from the FDA, DOD and other advisors regarding the program’s regulatory requirements, costs, timeline and potential for success, we decided not to submit an Emergency Use Authorization (EUA) or sNDA.

Foreign regulatory requirements governing clinical trials may diverge and impose additional regulatory burdens, which may result in delays. For instance, the new EU Clinical Trials Regulation (EU) No 536/2014 (CTR) has amended the system of approval for clinical trials in the EU and has established a new clinical trials portal and database for application for authorizations, called the Clinical Trials Information System (CTIS). All ongoing clinical trials in the EU will be subject to the provisions of the CTR as of January 31, 2025. In addition, on June 18, 2024, new CTIS transparency rules came into effect, requiring scheduled publication of certain key clinical trial information.

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

Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors and customers, may expose us to broadly applicable federal, state and foreign fraud and abuse and other healthcare laws and regulations including anti-kickback and false claims laws, data privacy and security laws, and transparency reporting laws. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute any product for which we have obtained regulatory approval, or for which we may obtain regulatory approval in the future. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws and regulations intended to prevent fraud, misconduct, bribery kickbacks, self-dealing and other abusive or inappropriate practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, including promoting off-label uses of our products, certain commission compensation, certain customer incentive programs, certain patient support offerings, and other business arrangements generally. Activities subject to these laws also involve the improper use or misrepresentation of information obtained in the course of patient recruitment for clinical trials, creating fraudulent data in our preclinical studies or clinical trials or illegal misappropriation of drug product, which could result in regulatory sanctions and cause serious harm to our reputation. See “Business – Government Regulation – Healthcare and Privacy Law and Regulation and Healthcare Reform” contained in Part I, Item 1 of this Annual Report on Form 10-K, for more information on the healthcare laws and regulations that may affect our ability to operate.

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

In the US, these obligations include various federal, state, and local statutes, rules, and regulations relating to privacy and data security. The Federal Trade Commission (FTC) has authority under Section 5 of the FTC Act to regulate unfair or deceptive or practices, and has used this authority to initiate enforcement actions against companies that implement inadequate controls around privacy and information security in violation of their externally facing policies. The FTC has brought several cases alleging violations of Section 5 of the FTC Act with respect to health information, and has proposed rulemaking on a variety of privacy and data security topics. Additionally, the FTC published an advance notice of proposed rulemaking in 2022 on commercial surveillance and data security, and may propose regulation concerning the ways in which companies collect, aggregate, protect, use, analyze, and retain consumer data, as well as transfer, share, sell, or otherwise monetize that data in the coming years. The FTC has also been active with respect to enforcement of its Health Breach Notification Rule and in scrutinizing the use and disclosure of sensitive personal information. The FTC finalized changes to the Health Breach Notification Rule in April 2024. Moreover, the US federal government has also enacted statutes to address privacy and information security issues impacting particular industries or activities, including the following laws and regulations, including, but not limited to: the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the Health Insurance Portability and Accountability Act (HIPAA), the Health Information Technology for Economic and Clinical Health Act, the Telephone Consumer Protection Act, the CAN-SPAM Act, and other laws and regulations, and continues to consider comprehensive federal privacy legislation.

In addition, state legislatures have enacted statutes to address privacy and information security issues, including the California Consumer Privacy Act of 2018 (the CCPA). For example, the CCPA, as amended by the California Privacy Rights Act (CPRA), establishes a privacy framework applicable to for-profit entities that are doing business in California, including an expansive definition of personal information and data privacy rights for California residents (as consumers, business contacts and employees), and authorizes potentially severe statutory damages and creates a private right of action for certain data security breaches. The CCPA also requires businesses subject to the law to provide disclosures to California residents and to provide them with rights with respect to their personal information, including the right to opt out of the sale of such information. Moreover, the CPRA, among other things, imposes requirements relating to data minimization and correction, and gives California residents additional rights over their personal information, including the right to opt-out of the use of their personal information in online behavioral advertising and to opt-out of certain types of consumer profiling. The CPRA also provides for penalties for CPRA violations concerning California residents under the age of 16, and established the California Privacy Protection Agency to implement and enforce the law. Although there are exemptions for PHI, clinical trial and other research-related data under the CCPA, the CCPA could impact our business depending on how it is interpreted by the California Privacy Protection Agency, as well from new regulations issued by the Agency to further implement the law. Compliance with the CCPA may increase our compliance costs and potential liability.

Multiple other states have followed California and enacted comprehensive privacy laws, or are considering similar legislation. While these new laws and proposals generally include exemptions for HIPAA-covered PHI and clinical trial data, they add layers of complexity to compliance in the US market, and could increase our compliance costs and adversely affect our business. Moreover, some states have enacted laws specific to health data privacy, which may cause additional compliance costs such as the Washington My Health My Data Act and Nevada’s Consumer Health Data Privacy Law. For example, the Washington My Health My Data Act regulates “consumer health data” which is defined as “personal information that is linked or reasonably linkable to a consumer and that identifies a consumer’s past, present, or future physical or mental health.” However, the My Health My Data Act provides exemptions for personal data used or shared in research, including data subject to 45 C.F.R. Parts 46, 50, and 56. States, such as Colorado, Utah and California, have passed or are considering legislation or regulation governing the development or use of artificial intelligence technologies, supplementing the existing consumer protection, FDA and other regulatory guidance that may apply to the use of AI technologies in our business, and which may impact our use of technology. Moreover, many states also have in place data security laws requiring companies to maintain certain safeguards with respect to the processing of personal information, and all states require companies to notify individuals or government regulators in the event of a data breach impacting such information.

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

Internationally, our operations abroad may also be subject to increased scrutiny or attention from foreign data protection authorities. For example, our clinical trial programs and research collaborations outside the US may implicate foreign data protection laws, including those in the European Economic Area, Switzerland, and/or the UK (collectively, Europe). Many jurisdictions have established or are in the process of establishing privacy and data security legal frameworks with which we, our collaborators, service providers, including our CROs, and contractors must comply. For example, in the EU, the collection, use, disclosure, transfer and other processing of personal data (i.e., data which identifies an individual or from which an individual is identifiable) is governed by the EU General Data Protection Regulation 2016/679 (the EU GDPR), which came into direct effect in all EU Member States on and from May 25, 2018. The UK has implemented the EU GDPR as the UK GDPR which sits alongside the UK Data Protection Act 2018 (the UK GDPR, and together with the EU GDPR, the GDPR). In October 2024, the UK government introduced to Parliament the Data (Use and Access) Bill (the DUA Bill) which is set to introduce reforms to the UK GDPR. The DUA Bill is currently progressing through the legislative process and is expected to be finalized during 2025. The GDPR has direct effect where an entity is established in the European Economic Area (EEA) or the UK (as applicable) and has extraterritorial effect, including where an entity established outside of the EEA or the UK processes personal data in relation to the offering of goods or services to individuals in the EEA and/or the UK or the monitoring of their behavior.

The GDPR imposes obligations on controllers, including, among others:

●	accountability and transparency requirements, requiring controllers to demonstrate and record compliance with the GDPR and to provide more detailed information to data subjects regarding the processing of their personal data;
●	requirements to process personal data lawfully including specific requirements for obtaining valid consent where consent is the lawful basis for processing;
●	obligations to consider data protection when any new products or services are developed and designed (including e.g., to limit the amount of personal data processed);
●	obligations to comply with data protection rights of data subjects including a right: (i) of access to, erasure of, or rectification of personal data, (ii) to restriction of processing or to withdraw consent to processing, (iii) to object to processing or to ask for a copy of personal data to be provided to a third party, and (iv) not to be subject to solely automated decision-making; and
●	an obligation to report personal data breaches to: (i) the data protection supervisory authority without undue delay (and no later than 72 hours) after becoming aware of the personal data breach, where feasible, unless the personal data breach is unlikely to result in a risk to the data subjects’ rights and freedoms; and (ii) affected data subjects, where the personal data breach is likely to result in a high risk to their rights and freedoms.

In addition, the EU GDPR prohibits the international transfer of personal data from the EEA to jurisdictions that the European Commission does not recognize as having an ‘adequate’ level of data protection unless a data transfer mechanism has been put in place or a derogation under the EU GDPR can be relied on. In certain cases (e.g., where transfers are made in reliance on EU SCCs) a company must also carry out a so-called transfer privacy impact assessment (TIA). A TIA, among other things, assesses laws governing access to personal data in the recipient country and considers whether supplementary measures that provide privacy protections additional to those provided under EU SCCs will need to be implemented to ensure an ‘essentially equivalent’ level of data protection to that afforded in the EEA.

On July 10, 2023, the European Commission adopted its Final Implementing Decision granting the US adequacy (Adequacy Decision) for EU-US transfers of personal data for entities self-certified to the EU-US Data Privacy Framework (DPF). Entities relying on EU SCCs for transfers to the US. are also able to rely on the analysis in the Adequacy Decision as support for their TIA regarding the equivalence of US national security safeguards and redress.

The UK GDPR also imposes similar restrictions on transfers of personal data from the UK to jurisdictions that the UK Government does not consider adequate, including the US. The UK Government has published its own form of the EU SCCs, known as the International Data Transfer Agreement and an International Data Transfer Addendum to the EU SCCs. The UK Information Commissioner’s Office (ICO) has also published its version of the TIA and guidance on international transfers, although entities may choose to adopt either the EU or UK style TIA. Further, on September 21, 2023, the UK Secretary of State for Science, Innovation and Technology established a UK-US data bridge (i.e., a UK adequacy decision) and adopted UK regulations to implement the UK-US data bridge (UK Adequacy Regulations). Personal data may be transferred from the UK under the UK-US data bridge through the UK extension to the DPF, from October 12, 2023, to organizations self-certified under the UK extension to the DPF.

Data protection supervisory authorities have the power under the GDPR to (amongst other thing) impose fines for serious breaches of up to the higher of 4% of the organization’s annual worldwide turnover or €20 million (under the EU GDPR) or £17.5 million (under the UK GDPR). The GDPR identifies a list of points to consider when determining the level of fines for data supervisory authorities to impose (including the nature, gravity and duration of the infringement). Data subjects also have a right to compensation, as a result of an organization’s breach of the GDPR which has affected them, for financial or non-financial losses (e.g., distress).

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

In addition to data privacy requirements, cybersecurity requirements are laid down in various laws in the EU and the UK, the key ones being: (i) the GDPR (as discussed above), which requires controllers and processors to implement appropriate technical and organizational measures to safeguard personal data to a level of security appropriate to the data protection risk; (ii) the UK Network and Information Systems Regulation 2018 (NIS Regulations), and (iii) the EU Network and Information Systems Security 2 Directive (NISD2).

The GDPR does not provide for a specific set of cybersecurity requirements or measures to be implemented, but rather requires a controller or processor to implement appropriate cyber and data security measures in accordance with the then-current risk, the state of the art, the costs of implementation and the nature, scope, context and purposes of the processing. The GDPR however does explicitly require that controllers notify personal data breaches, within the meaning of the GDPR as described above.

In the UK, the NIS Regulations apply to ‘operators of essential services’ (OES) and ‘relevant digital service providers’ (RDSP) and following the UK General Election in July 2024, the new UK Government has announced it intends to introduce a Cyber Security and Resilience Bill to the UK Parliament. The NIS Regulations require that appropriate and proportionate technical and organizational measures are implemented to manage the risk of network and information systems, and impose requirements related to incident handling and notification in relation to incidents with significant disruptive effect. Under the NIS Regulations, the ICO may issue fines of up to £17 million and take other action following non-compliance.

In the EU, the NISD2 (and the implementing laws at a national EU Member State level) impose stringent cybersecurity and incident reporting requirements on ‘essential’ and ‘important’ entities, which include ICT managed service providers (MSP), cloud service providers as well as entities carrying out research and development activities of medicinal products, and certain specific medical device manufacturers. Our entities may be in scope of the NISD2 where they qualify as a MSP, cloud provider, R&D entity and/or medical device manufacturer within the meaning of NISD2 and offer those services in the EU.

The NISD2 empowers the EU Member States to define all rules regarding penalties applicable to infringements, provided that they are effective, proportionate, and dissuasive. NISD2 states that any maximum fine which national implementing law provides for should at least be set at €10 million or 2% of total worldwide turnover, whichever is higher, where essential entities are concerned. Other sanctions may include (i) a temporary suspension to provide services in the EU (by suspending relevant authorizations/certifications); (ii) an order to make public certain elements of the infringement and/or inform customers; and (iii) injunctions to immediately cease infringing conduct. Importantly, NISD2 also provides that senior members of staff can be held personally liable, and face administrative fines or be temporarily suspended from exercising managerial functions at the legal representative or chief executive officer level. The NISD2 has not to date been transposed by all EU Member States despite the deadline for doing so having passed.

In addition, the EU Critical Entities Resilience Directive (CER) is aimed at strengthening the resilience of ‘critical infrastructure’ against specific threats including cyber incidents, natural hazards, terrorist attacks, insider threats, and sabotage. The scope of CER includes entities designated as ‘critical’ under CER and includes (among other things) the health sector and the manufacturers of medical devices as ‘essential services.’ The CER imposes cybersecurity and resilience requirements in particular in relation to incidents with so-called ‘significant disruptive effects’ – which are incidents that are able to significantly impact the continuation of the critical infrastructure service offering in the EU. Requirements include to: (i) identify relevant risks that may significantly disrupt the provision of essential services (i.e., pursuant to a risk assessment); (ii) take appropriate and proportionate technical, security and organizational measures to ensure resilience (i.e., based on the outcome of the risk assessment); and (iii) notify disruptive incidents to the competent authorities within 24 hours after becoming aware of an incident. The CER is enforceable on a national EU Member State level by the competent authorities, and allows EU Member States to set penalties as long as they are effective, proportionate, and dissuasive. Our entities may be in scope of the CER where they qualify as critical entities within the meaning of CER. The CER has not to date been transposed by all EU Member States despite the deadline for doing so having passed.

In the EU, a number of new laws related to digital data and AI have recently entered into force, are expected to enter into force in the foreseeable future, or have been proposed and are being considered. We are still assessing the scope of application, impact, and risk of these recent EU laws on our business, and will continue to assess this moving forward, including for example: (i) the EU’s Data Act, which – came into force on January 11, 2024 and which seeks to, among other things regulate the use of, and access to, data generated through connected (or Internet-of-Things) devices and introduces a new means for public sector bodies to access, use and re-use private sector data. EU Member State competent authorities are empowered to enforce the Data Act and determine the appropriate sanction provided penalties are “effective, proportionate and dissuasive”; and (ii) the European Health Data Space Regulation (EHDS), which was formally adopted on January 8, 2025 and is expected to enter into force during 2025 and which seeks to, among other things, provide individuals with more control over their electronic health data (EHD), enable cross-border sharing of EHD between national EU healthcare systems and facilitate the sharing of EHD for secondary research purposes.

The EU has developed a standalone law to govern the offering and use of AI systems in the EU (the “AI Act”) which entered into force on August 1, 2024 and will become applicable in a gradual manner between 2025-2027 depending on the requirement. The AI Act imposes regulatory requirements onto AI system providers, importers, distributors, and deployers, in accordance with the level of risk involved with the AI system (“unacceptable”, “high”, “limited”, and “minimal” risk). Unacceptable-risk AI systems are banned from being offered and used in the EU, and high-risk AI systems (which include AI used as part of medical devices in certain instances) are subject to a set of regulatory requirements under the AI Act including to establish quality and post-marketing monitoring and risk assessment systems, requirements related to the training of AI systems and training data, and requirements related to human oversight. Limited-risk AI systems are subject mainly to transparency requirements only and minimal-risk AI systems are not subject to obligations under the AI Act. General-purpose AI systems are subject to a number of requirements – mostly akin to the requirements that apply to high-risk AI systems under the AI Act.

Non-compliance with the AI Act may be subject to regulatory fines of up to 7% of annual worldwide turnover. In parallel, on October 10, 2024, the EU adopted the EU Product Liability Directive to regulate non-contractual and non-fault based liability for defective products, including digital products and AI, and has introduced a new EU AI Liability Directive to facilitate claims for damages brought by EU users of AI systems.

The UK to date has not adopted dedicated AI legislation, instead looking to rely on a principles-based, sector-specific approach to AI regulation. However, in July 2024 it was announced that new AI regulation would in fact be introduced.

Further, many jurisdictions impose mandatory clinical trial information obligations on sponsors. In the EU, such obligations arise under the Transparency Regulation No 1049/ 2001, EMA Policy 0043, EMA Policy 0070 and the Clinical Trials Regulation No 536/2014 (which the UK has not implemented, as the law entered into force following the UK’s exit from the EU), all of which impose on sponsors the obligation to make publicly available certain information stemming from clinical studies. In the EU, the transparency framework provides EU-based parties the right to submit an access to documents request to the EMA for information included in the MAA dossier for approved medicinal products. Only very limited information is exempted from disclosure, i.e., commercially confidential information (which is construed increasingly narrowly) and protected personal data. It is possible for competitors to access and use this data in their own research and development programs anywhere in the world, once this data is in the public domain.

Significant changes or developments in US laws or policies, including changes in US healthcare regulation, may have a material adverse effect on our business.

               There is uncertainty surrounding potential changes to the regulatory environment in the US, particularly as it relates to healthcare regulation and related programs, following the outcome of the recent US Presidential election which may have an adverse effect on our business. For example, the new administration issued an executive order establishing an agency to reform federal government processes and reduce expenditures. Pressures on and uncertainty surrounding the US federal government’s budget, and potential changes in budgetary priorities, could adversely affect the funding for individual programs, including Medicare and other government programs upon which our business depends. Additionally, changes in legislation and regulations (including those related to taxation, trade and importation), economic and monetary policies, geopolitical matters, among other potential impacts, could adversely impact the global economy and our operating results. The potential impact of new policies that may be implemented as a result of the new administration is currently uncertain.

The biopharmaceutical industry is subject to extensive regulatory obligations and policies that may be subject to change, including due to judicial challenges, election cycles, and resulting regulatory updates and changes in policy priorities.

On June 28, 2024, the US Supreme Court issued an opinion holding that courts reviewing agency action pursuant to the Administrative Procedure Act “must exercise their independent judgment” and “may not defer to an agency interpretation of the law simply because a statute is ambiguous.” The decision will have a significant impact on how lower courts evaluate challenges to agency interpretations of law, including those by the FDA, DHHS, CMS and other agencies with significant oversight of the biopharmaceutical industry. The new framework is likely to increase both the frequency of such challenges and their odds of success by eliminating one way in which the government previously prevailed in such cases. As a result, significant regulatory policies will be subject to increased litigation and judicial scrutiny.

In addition, federal agency priorities, leadership, policies, rulemaking, communications, spending and staffing may be significantly impacted by election cycles. For example, the current presidential administration aims to significantly reduce government spending through cuts to federal healthcare programs and reductions in the workforces of key government agencies, such as the FDA, DHHS, and CMS. Efforts by the current administration to limit federal agency budgets or personnel may result in reductions to agency budgets, employees and operations, which may lead to slower response times and longer review periods, potentially affecting our ability to progress development of our product candidates or obtain regulatory approval for our product candidates. Any resulting changes in regulation may result in unexpected delays, increased costs, or other negative impacts on our business that are difficult to predict.

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

The FDCA requires that an applicant for approval of a generic form of a branded drug certify either that its generic product does not infringe any of the patents listed by the owner of the branded drug in the FDA’s Orange Book or that those patents are not enforceable. This process is known as a paragraph IV challenge. Upon notice of a paragraph IV challenge, a patent owner has 45 days to bring a patent infringement suit in federal district court against the company seeking ANDA approval of a product covered by one of the owner’s patents. If this type of suit is commenced, the FDCA provides a 30-month stay on the FDA’s approval of the competitor’s application. If the litigation is resolved in favor of the ANDA applicant or the challenged patent expires during the 30-month stay period, the stay is lifted, and the FDA may thereafter approve the application based on the standards for approval of ANDAs. Once an ANDA is approved by the FDA, the generic manufacturer may market and sell the generic form of the branded drug in competition with the branded medicine.

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

We participate in the Medicaid Drug Rebate Program, as administered by CMS, the 340B Drug Pricing Program, as administered by the Health Resources and Services Administration, and other federal and state government drug pricing programs in the US, and we may participate in additional government pricing programs in the future. These programs generally require us to pay rebates or otherwise provide discounts to government payors and/or required covered entities in connection with drugs that are dispensed to beneficiaries/recipients of these programs. In some cases, such as with the Medicaid Drug Rebate Program, the rebates are based on pricing metrics that we report on a monthly and quarterly basis to the government agencies that administer the programs. Pricing requirements and rebate/discount calculations are complex, vary among products and programs, and are often subject to interpretation by governmental or regulatory agencies and the courts. The requirements of these programs, including, by way of example, their respective terms and scope, change frequently. For example, in September 2024, CMS published a final rule that included significant revisions to certain Medicaid Drug Rebate Program provisions, including, but not limited to: (i) new definitions for key terms under the Medicaid Drug Rebate Program, such as “covered outpatient drug” and “market date”; (ii) revised processes for identifying drug misclassifications, as well as additional penalties that can be imposed against manufacturers in connection with such misclassifications; and (iii) a new 12-quarter time limit for manufacturers to initiate disputes, hearing requests, and audits for state-invoiced rebate amounts. Responding to current and future changes may increase our costs, and the complexity of compliance will be time consuming. Invoicing for rebates is provided in arrears, and there is frequently a time lag of up to several months between the sales to which rebate notices relate and our receipt of those notices, which further complicates our ability to accurately estimate and accrue for rebates related to the Medicaid program as implemented by individual states. Thus, there can be no assurance that we will be able to identify all factors that may cause our discount and rebate payment obligations to vary from period to period, and our actual results may differ significantly from our estimated allowances for discounts and rebates. Changes in estimates and assumptions may have an adverse effect on our business, results of operations and financial condition.

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

Finally, we may be affected by developments relating to the 340B Drug Pricing Program (340B Program). For example, since 2021, multiple manufacturers have implemented policies to reduce diversion and inappropriate claims for discounts by placing restrictions on 340B pricing for drugs dispensed through contract pharmacies. The DHHS sent several of these manufacturers’ letters claiming that the policies violate the 340B statute and referring the manufacturers for potential enforcement action. Manufacturers challenged these letters in federal court, and the US Court of Appeals for the Third Circuit and the District of Columbia Circuit have ruled in favor of several manufacturers, finding that the policies were consistent with the 340B statute. Multiple states have recently enacted laws that require manufacturers to ship 340B drugs to certain contract pharmacies and impose various civil and criminal penalties on manufacturers that do not comply. These laws have been challenged in federal court and many of the cases are pending. In March 2024, the US Court of Appeals for the Eight Circuit upheld the Arkansas law prohibiting drug makers for restricting 340B drug discounts for providers using contract pharmacies. DHHS also issued a final rule on procedures for the 340B Program’s administrative dispute resolution process in April 2024. It is unclear how the other pending litigation, proposed legislation, or future administrative action relating to the 340B Program will impact our business.

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

We entered into a Credit Agreement with MidCap on September 27, 2019, amended on March 29, 2021, February 11, 2022, July 27, 2022, and April 11, 2024. The Credit Agreement provides for a $60.0 million term loan credit facility. As of December 31, 2024, the outstanding principal balance of the loan was $60.0 million, and no remaining funds were available under the term loan credit facility. Under the Credit Agreement, we are required to repay amounts due when there is an event of default for the term loans that results in the principal, premium, if any, and interest, if any, becoming due prior to the maturity date for the term loans. The Credit Agreement also contains a number of other affirmative and restrictive covenants. See “Note 11 – Debt” to our “Notes to Financial Statements” contained in “Part II, Item 8, Financial Statements and Supplementary Data” of this Annual Report on Form 10-K” for additional details of the Credit Agreement. These and other terms in the Credit Agreement have to be monitored closely for compliance and could restrict our ability to grow our business or enter into transactions that we believe would be beneficial to our business. Our business may not generate cash flow from operations in the future sufficient to service our debt and support our growth strategies. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as restructuring our debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our current debt obligations. In addition, we cannot be sure that additional financing will be available when required or, if available, will be on terms satisfactory to us. Further, even if we are able to obtain additional financing, we may be required to use such proceeds to repay a portion of our debt.

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

We do not and will not have access to all information regarding our products and product candidates we licensed to our collaboration partners.

We do not and will not have access to all information regarding our products and other product candidates, including potentially material information about commercialization plans, medical information strategies, clinical trial design and execution, safety reports from clinical trials, safety reports, regulatory affairs, process development, manufacturing and other areas known by our collaboration partners. In addition, we have confidentiality obligations under our respective agreements with our collaboration partners. Thus, our ability to keep our shareholders informed about the status of our products and other product candidates will be limited by the degree to which our collaboration partners keep us informed and allows us to disclose such information to the public. If our collaboration partners fail to keep us informed about commercialization efforts related to our products, or the status of the clinical development or regulatory approval pathway of other product candidates licensed to them, we may make operational and/or investment decisions that we would not have made had we been fully informed, which may adversely affect our business and operations.

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

For the year ended December 31, 2024, we recognized income from operations of $24.2 million primarily due to higher net product sales and collaboration revenues, partially offset by our operating expenses. Historically, we have incurred losses from operations each year since we were incorporated in June 1996 other than in fiscal year 2010, due in large part to the significant research and development expenditures and costs of our ongoing commercial efforts. Although we recognized income from operations for the current period, there can be no assurance that we will generate annual operating income in the foreseeable future. Currently, our potential sources of revenues include sales of our products, as well as upfront, milestones and royalty payments pursuant to our collaboration arrangements, all of which may never materialize if sales of our products decline or if our collaboration partners do not achieve certain events or generate net sales to which these contingent payments are dependent on. If our future drug candidates fail or do not gain regulatory approval, or if our drugs do not achieve sustainable market acceptance, we may not be profitable. As of December 31, 2024, we had an accumulated deficit of approximately $1.4 billion. The extent of our future losses or profitability, if any, is highly uncertain.

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

Our success will depend to a large part on our own, our licensees’ and our licensors’ ability to obtain and defend patents for each party’s respective technologies and the compounds and other products, if any, resulting from the application of such technologies. For example, fostamatinib is covered as a composition of matter in a US issued patent that has an expiration date of September 2031, olutasidenib is covered as a composition of matter in a US issued patent that has an expected expiration date of December 2036, after taking into account patent term extension rules, and pralsetinib is covered as a composition of matter in a US issued patent that has an expiration date in November 2036 and subject to extensions.

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

Changes in valuation allowance of deferred tax assets may affect our future operating results

We continue to record a full valuation allowance on our deferred tax assets considering our cumulative losses in prior years. In assessing the need for a valuation allowance, we consider historical levels of income, expectations and risks associated with estimates of future taxable income. We periodically evaluate our deferred tax asset balance for realizability. To the extent we believe it is more-likely-than-not that our deferred tax assets will not be realized, we will continue to maintain the valuation allowance against the deferred tax assets. Realization of our deferred tax assets is dependent primarily upon future taxable income. If our assumptions and consequently our estimates change in the future, the valuation allowances may be increased or decreased, resulting in a respective increase or decrease in income tax expense.

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

We completed a reverse stock split of our shares of common stock, which may reduce and may limit the market trading liquidity of the shares due to the reduced number of shares outstanding and may potentially have an anti-takeover effect.

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

In addition, the reverse stock split reduced the number of outstanding shares of our common stock without reducing the authorized number of shares of our common stock. Therefore, the number of shares of our common stock that are authorized and unissued has increased relative to the number of issued and outstanding shares of our common stock following the reverse stock split. Our Board of Directors may authorize the issuance of the remaining authorized and unissued shares without further stockholder action for a variety of purposes, except as such stockholder approval may be required in particular cases by our Amended and Restated Certificate of Incorporation, applicable law or the rules of any stock exchange on which our securities may then be listed. The issuance of additional shares would be dilutive to our existing stockholders and may cause a decline in the trading price of our common stock. The issuance of authorized but unissued shares of common stock could be used to deter a potential takeover of us that may otherwise be beneficial to stockholders by diluting the shares held by a potential suitor or issuing shares to a stockholder that will vote in accordance with our Board of Directors’ desires. A takeover may be beneficial to independent stockholders because, among other reasons, a potential suitor may offer such stockholders a premium for their shares of stock compared to the then-existing market price. We do not have any plans or proposals to adopt provisions or enter into agreements that may have material anti-takeover consequences.

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

Orphan designation in the UK following Brexit is granted on an essentially identical basis as in the EU but is based on the prevalence of the condition in the UK. It is therefore possible that conditions that are currently designated as orphan conditions in the UK will no longer be, and conditions that are not currently designated as orphan conditions in the EU will be designated as such in the UK.

In April 2023, the European Commission adopted a wide ranging proposal for a new Directive and a new Regulation to revise and replace the existing general pharmaceutical legislation. This change will likely result in significant changes to the pharmaceutical industry. In particular, it is expected that the new Directive and Regulations will, if made into law, affect the duration of the period of regulatory protection afforded to medicinal products including regulatory data protection (also called “data exclusivity”), marketing exclusivity afforded to orphan medicinal products, as well as the conditions of eligibility to the orphan designation. The legislation is not expected to be adopted before 2026/2027.

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

Because we will continue to need additional capital in the future to continue to expand our business, we may conduct additional equity offerings. We have an Open Market Sale Agreement with Jefferies LLC (Jefferies) entered on August 4, 2020, and amended and restated on August 2, 2024, pursuant to which, we may sell from time to time, through Jefferies, shares of our common stock in sales deemed to be “at-the-market offerings” as defined in Rule 415 under the Securities Act, subject to conditions specified in the Open Market Sale Agreement, including maintaining an effective registration statement covering the sale of shares under the Open Market Sale Agreement. We had a shelf registration statement (the Prior Registration Statement) filed with the SEC that expired on August 3, 2024. The Prior Registration Statement included a base prospectus registering the offering, issuance, and sale by us of up to $250.0 million in the aggregate of the securities identified from time to time in one or more offerings, including the $100.0 million of shares of our common stock that may be offered, issued and sold under the Open Market Sale Agreement. On August 2, 2024, we filed a new shelf registration statement (the New Registration Statement) with the SEC to replace the Prior Registration Statement. The New Registration Statement was declared effective on August 9, 2024 by the SEC. The New Registration Statement includes a base prospectus to register the offering, issuance and sale by us of up to $250.0 million in the aggregate of securities identified from time to time in one or more offerings, including up to $100.0 million of shares of our common stock that may be offered, issued and sold under the Open Market Sale Agreement. As of December 31, 2024, we have not sold any shares of common stock under such Open Market Sale Agreement.

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

The regulations that govern, among other things, regulatory approvals, coverage, pricing and reimbursement for new drug products vary widely from country to country. In the US and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay regulatory approval of our product candidates, restrict or regulate post-approval activities and affect our ability to successfully sell our products, or any product candidates for which we obtain regulatory approval in the future. In particular, in March 2010, the Affordable Care Act was enacted, which substantially changed the way health care is financed by both governmental and private insurers, and continues to significantly impact the US pharmaceutical industry. On June 17, 2021, the US Supreme Court dismissed a legal challenge to the Affordable Care Act brought by several states (which argued that, without the individual mandate, the entire Affordable Care Act was unconstitutional) without specifically ruling on the constitutionality of the law. It is unclear how future actions before the Supreme Court, other such litigation, and the healthcare reform measures of future presidential administrations will impact the Affordable Care Act and our business.

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

On March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which, among other changes, eliminated the statutory Medicaid drug rebate cap, which was previously set at 100% of a drug’s average manufacture price, for single source and innovator multiple source drugs, as of January 1, 2024. The American Rescue Plan Act also temporarily increased premium tax credit assistance for individuals eligible for subsidies under the Affordable Care Act for 2021 and 2022 and removed the 400% federal poverty level limit that otherwise applies for purposes of eligibility to receive premium tax credits. The Inflation Reduction Act (IRA) extended this increased tax credit assistance and removal of the 400% federal poverty limit through 2025. Additionally, beginning in April 2013, the Budget Control Act of 2011 created an automatic reduction of Medicare payments to providers of up to 2%. As a result of the COVID-19 pandemic, this reduction was temporarily suspended from May 1, 2020 through March 31, 2022, with subsequent reductions to 1% from April 1, 2022 through June 30, 2022. The 2% reduction was then reinstated and has been in effect since July 1, 2022, and will remain in effect through the first eight months in which the fiscal year 2032 sequestration order is in effect, unless additional Congressional action is taken. Moreover, on June 16, 2022, the Federal Trade Commission issued a policy statement stating its intent to increase enforcement scrutiny of “exclusionary rebates” to PBMs and other intermediaries that “foreclose competition.” On August 16, 2022, the IRA was signed into law, which, among other reforms, allows Medicare to: beginning in 2026, establish a “maximum fair price” for a fixed number of pharmaceutical and biological products covered under Medicare Parts B and D following a price negotiation with CMS; beginning in 2023, penalize drug companies that raise prices for products covered under Medicare Parts B and D faster than inflation; and beginning in 2025, impose new discount obligations on pharmaceutical and biological manufacturers for products covered under Medicare Part D. CMS continues to take steps to implement the IRA, including: releasing the negotiated maximum prices, which will be effective in 2026, for the first ten drugs that were subject to the IRA’s negotiation process; releasing quarterly lists of Medicare Part B products that are subject to adjusted coinsurance rates based on the inflationary rebate provisions of the IRA; and announcing a list of fifteen additional drugs that will be subject to price negotiations during 2025. While it remains to be seen how the drug pricing provisions imposed by the IRA will affect the broader pharmaceutical industry, several pharmaceutical manufacturers and other industry stakeholders have challenged the law, including through lawsuits brought against the DHHS, the Secretary of the DHHS, CMS, and the CMS Administrator challenging the constitutionality and administrative implementation of the IRA’s drug price negotiation provisions.

There have also been healthcare reform efforts carried out via administrative agencies. For example, on February 14, 2023, the DHHS issued a report, which, among other things, selects three potential drug affordability and accessibility models to be tested by the CMS Innovation Center. Specifically, the report addresses: (1) a model that would allow Part D Sponsors to establish a “high-value drug list” setting the maximum out-of-pocket costs for certain common generic drugs at $2 per month per drug; (2) a Medicaid-focused model that would establish a partnership between CMS, manufacturers, and state Medicaid agencies that would result in multi-state outcomes-based agreements for certain cell and gene therapy drugs; and (3) a model that would adjust Medicare Part B payment amounts for Accelerated Approval Program drugs to advance the developments of novel treatments. Additionally, consistent with former President Biden’s previous announcements in connection with the Cancer Moonshot initiative, on June 27, 2023, the Center for Medicare Innovation at CMS announced a new model, the Enhancing Oncology Model, that is designed to make high-quality cancer care more affordable to both patients and Medicare.

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

The results of the 2024 Presidential and Congressional elections, and potential subsequent developments further increase the uncertainty related to the healthcare regulatory environment. In addition, on June 28, 2024, the U.S. Supreme Court issued an opinion holding that courts reviewing agency action pursuant to the Administrative Procedure Act (APA) “must exercise their independent judgment” and “may not defer to an agency interpretation of the law simply because a statute is ambiguous.” The decision will have a significant impact on how lower courts evaluate challenges to agency interpretations of law, including those by CMS and other agencies with significant oversight of the healthcare industry. The new framework is likely to increase both the frequency of such challenges and their odds of success by eliminating one way in which the government previously prevailed in such cases. As a result, significant regulatory policies may be subject to increased litigation and judicial scrutiny. Any resulting changes in regulation may result in unexpected delays, increased costs, or other negative impacts that are difficult to predict but could have a material adverse effect on our business and financial condition. For example, certain of these changes could impose additional limitations on the rates we will be able to charge for our future products or the amounts of reimbursement available for our future products from governmental agencies or third-party payors.

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

See “Part I, Item 1 – Business – Government Regulation – Healthcare Reform” of this Annual Report on Form 10-K, for additional information.

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

We have conducted in the past and are currently conducting or may conduct in the future clinical trials in the US and outside the US. In the past, we had clinical trial sites in Russia and Ukraine for our wAIHA trial, which trials have concluded. Recent actions taken by the Russian Federation in Ukraine and surrounding areas have destabilized the region and caused the adoption of comprehensive sanctions by, among others, the EU, the US and the UK, which restrict a wide range of trade and financial dealings with Russia and Russian persons, as well as certain regions in Ukraine. Also, the recent global tensions arising from the Hamas-Israel war may result in disruptions in the broader global economic environment. Further, some patients may not be able to comply with clinical trial protocols if the conflict impedes patient movement or interrupts healthcare services. In addition, clinical trial site initiation and patient enrollment may be delayed, and we may not be able to access sites for initiation and monitoring in regions affected by the Russian-Ukrainian war or the Hamas-Israel war including due to the prioritization of hospital resources away from clinical trials or as a result of warfare, violence, government-imposed curfews, or events or other governmental actions that restrict movement. We could also experience disruptions in our supply chain or limits our ability to obtain sufficient materials for our drug products in certain regions.

Public perception of the risk-benefit balance for our product candidates may be affected by adverse events in clinical trials involving our product candidate or other treatments.

Negative perception of the efficacy, safety, or tolerability of any investigational medicines that we develop, or of other products similar to products we are developing, could adversely affect our ability to conduct our business, advance our investigational medicines, or obtain regulatory approvals.

Adverse events in clinical trials of our investigational medicines or in clinical trials of others developing similar products could result in a decrease in the perceived benefit of one or more of our programs, increased regulatory scrutiny, decreased confidence by patients and clinical trial collaborators in our investigational medicines, and less demand for any product that we may develop. If and when they are used in clinical trials, our developmental candidates and investigational medicines could result in a greater quantity of reportable adverse events, including suspected unexpected serious adverse reactions, other reportable negative clinical outcomes, manufacturing reportable events or material clinical events that could lead to clinical delay or hold by the FDA or applicable regulatory authority or other clinical delays, any of which could negatively impact the perception of one or more of our programs, as well as our business as a whole. In addition, responses by US, state, or foreign governments to negative public perception may result in new legislation or regulations that could limit our ability to develop any investigational medicines or commercialize any approved products, obtain or maintain regulatory approval, or otherwise achieve profitability. More restrictive statutory regimes, government regulations, or negative public opinion would have an adverse effect on our business, financial condition, results of operations, and prospects and may delay or impair the development of our investigational medicines and commercialization of any approved products or demand for any products we may develop.

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

We currently do not have the manufacturing capabilities or experience necessary to produce our products or any product candidates for clinical trials. We currently use three active pharmaceutical ingredient manufacturing facilities and three finished goods manufacturing facilities for our products. We do not currently have, nor do we plan to acquire the infrastructure or capability to supply, manufacture or distribute preclinical, clinical or commercial quantities of drug substances or products. For each clinical trial of our unpartnered product candidates, we rely on third-party manufacturers for the active pharmaceutical ingredients, as well as various manufacturers to manufacture starting components, excipients and formulated drug products. Our ability to develop our product candidates, and our ability to commercially supply our products will depend, in part, on our ability to successfully obtain the active pharmaceutical ingredients and other substances and materials used in our product candidates from third parties and to have finished products manufactured by third parties in accordance with regulatory requirements and in sufficient quantities for preclinical and clinical testing and commercialization. If we fail to develop and maintain supply relationships with these third parties, we may be unable to continue to develop or commercialize our product candidates.

We rely and will continue to rely on certain third parties, including those located outside the US, as our limited source of the materials they supply or the finished products they manufacture. In the ordinary course of business, we enter into agreements with contract manufacturers to manufacture our inventory products. For example, in October 2024, we entered into an agreement with a third-party contract manufacturer to manufacture TAVALISSE that is expected to be delivered starting in fiscal year 2026 through 2029. Although the agreement provides a cancellation clause with or without cause upon written notice, we may or may not be subject to payment of cancellation fees. The level of cancellation fees is generally dependent on the timing of the written notice in relation to the commencement date of work, with the maximum cancellation fees equal to the full price of the work order. The drug substances and other materials used in our product candidates are currently available only from one or a limited number of suppliers or manufacturers and certain of our finished product candidates are manufactured by one or a limited number of contract manufacturers. Any of these existing suppliers or manufacturers may:

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

Our current and anticipated future dependence upon these third-party manufacturers may adversely affect our ability to develop and commercialize product candidates on a timely and competitive basis, which could have an adverse effect on sales, results of operations and financial condition. If we were required to transfer manufacturing processes to other third-party manufacturers and we were able to identify an alternative manufacturer, we would still need to satisfy various regulatory requirements. Satisfaction of these requirements could cause us to experience significant delays in receiving an adequate supply of our products and products in development and could be costly. Moreover, we may not be able to transfer processes that are proprietary to the manufacturer, if any. These manufacturers may not be able to produce material on a timely basis or manufacture material at the quality level or in the quantity required to meet our development timelines and applicable regulatory requirements and may also experience a shortage in qualified personnel. Our third-party manufacturers import certain materials from China to produce our products. The tensions between the US and China have led to a series of tariffs and sanctions being imposed by the US on imports from China mainland, as well as other business restrictions. Geopolitical developments, including changes arising as a result of the recent US presidential election, may lead to further developments with respect to the imposition or threat of imposition of trade policies, tariffs, taxes and other limitations on cross-border operations. Such tensions could adversely impact us and our third-party manufacturers. We may not be able to maintain or renew our existing third-party manufacturing arrangements, or enter into new arrangements, on acceptable terms, or at all. Our third-party manufacturers could terminate or decline to renew our manufacturing arrangements based on their own business priorities, at a time that is costly or inconvenient for us. If we are unable to contract for the production of materials in sufficient quantity and of sufficient quality on acceptable terms, our planned clinical trials may be significantly delayed. Manufacturing delays could postpone the filing of our investigational new drug (IND) applications and/or the initiation or completion of clinical trials that we have currently planned or may plan in the future.

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

We have an orphan drug designation in the US for fostamatinib for the treatment of ITP and wAIHA, and for olutasidenib for the treatment of AML. Also, pralsetinib has an orphan drug designation in the US for the treatment of adult patients with metastatic RET fusion-positive NSCLC, for the treatment of advanced or metastatic RET fusion-positive thyroid cancer, and for the treatment of advanced or metastatic RET-mutant medullary thyroid carcinoma. In January 2025, the FDA granted R289 orphan drug designation for the treatment of myelodysplastic syndromes. We may also seek orphan drug designation for other product candidates in the future. Under the Orphan Drug Act, the FDA may grant orphan drug designation to a drug or biologic intended to treat a rare disease or condition, which is defined as one occurring in a patient population of fewer than 200,000 in the US, or a patient population greater than 200,000 in the US where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the US. In the US, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. In addition, if a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications, including a full NDA, to market the same drug for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or where the manufacturer is unable to assure sufficient product quantity. At this time, we do not have nor will we seek to apply for orphan drug designation in the EU or the UK in the foreseeable future.

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

We also may not be successful entering into arrangements with third parties to sell and market one or more of our product candidates or may be unable to do so on terms that are favorable to us. We likely will have little control over such third parties, including development and commercialization of fostamatinib in Kissei, Grifols, Medison and Knight’s territories, and of olutasidenib in Kissei and Dr. Reddy’s territories. As a consequence of our license agreements with our collaboration partners, we rely heavily upon their regulatory, commercial, medical affairs, market access and other expertise and resources for commercialization of fostamatinib in their respective territories outside of the US. We cannot control the amount of resources that our partners dedicate to the commercialization of fostamatinib, and our ability to generate revenues from the commercialization of fostamatinib by our partners depends on their ability to achieve market acceptance of fostamatinib in its approved indications in their respective territories.

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

On January 12, 2025, the new HTA Regulation, Regulation No 2021/2282 on Health Technology Assessment (HTA Regulation) started applying to new cancer medicines and advanced therapy medicinal products, and imposes a new procedure for the assessment of the pricing and reimbursement of medicinal products. The HTA Regulation intends to foster cooperation among EU member states in assessing health technologies and provide a procedure for joint clinical assessments of medicinal products at a centralized level. It requires companies applying for products in scope to make relevant submissions for the joint clinical assessment, in line with a number of prespecified criteria. By 2030 it will apply to all medicinal products.

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

There is a growing emphasis from select investors, regulators, and other stakeholders on corporate responsibility, particularly regarding ESG factors. Some investors and advocacy groups utilize these factors to shape investment strategies, potentially opting out of investing in our company if they perceive our corporate responsibility policies as insufficient. Third-party providers offering corporate responsibility ratings and reports have surged to meet rising investor demand, with numerous organizations evaluating companies on ESG matters, and these evaluations receive widespread attention. A low ESG or sustainability rating from such providers could lead certain investors to overlook our common stock in favor of competitors. Institutional investors, in particular, use these ratings to compare companies, and any perceived lag in our ESG efforts might prompt voting decisions or other actions to hold our Board of Directors accountable. Furthermore, evolving assessment criteria for corporate responsibility practices may raise expectations, compelling us to undertake costly initiatives to meet new standards. Failure to meet these evolving criteria could reinforce the perception of inadequate corporate responsibility policies. Non-compliance could also lead to reputational damage if our procedures or standards fall short of stakeholder expectations.

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

Provisions of our Amended and Restated Certificate of Incorporation and our Amended and Restated Bylaws (our Bylaws), as well as provisions of Delaware law, could make it more difficult for a third party to acquire us, even if doing so would benefit our stockholders. These provisions:

●	establish that members of our Board of Directors may be removed only for cause upon the affirmative vote of stockholders owning a majority of our capital stock;
●	authorize the issuance of “blank check” preferred stock that could be issued by our Board of Directors to increase the number of outstanding shares and thwart a takeover attempt;
●	limit who may call a special meeting of stockholders;
●	prohibit stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of our stockholders;
●	establish advance notice requirements for nominations for election to our Board of Directors or for proposing matters that can be acted upon at stockholder meetings;
●	provide for staggered terms for our Board of Directors; and
●	provide that the authorized number of directors may be changed only by a resolution of our Board of Directors.

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

While we have not, as of the date of this Annual Report on Form 10-K, experienced cybersecurity incidents that have materially affected us, our business strategy, our results of operations or our financial condition, there can be no guarantee that we will not experience such an incident in the future. For additional information regarding risks from cybersecurity threats, please refer to “Item 1A. Risk Factors” of this annual report on Form 10-K.

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

While the Corporate Governance, Healthcare Compliance Oversight, and Nominating committee oversees our cybersecurity risk management, our management also plays an integral role in cybersecurity oversight. Our management is responsible for day-to-day risk management processes. This includes periodic updates from the Executive Director of Information Technology who has over 24 years of work experience in the life science industry, and holds an undergraduate degree in Industrial Technology. The Executive Director of Information Technology is responsible for managing the daily measures of safeguarding the information technology infrastructure from potential threats and vulnerabilities, which includes monitoring the prevention, detection, mitigation, and remediation of cybersecurity incidents. Additionally, we have established a Crisis Management Team (CMT), which is a team of cross-functional participants who are prepared to review and assess any potential cybersecurity incidents. The CMT team is led by our CFO and our General Counsel who will advise the Corporate Governance, Healthcare Compliance Oversight, and Nominating committee of the Board accordingly in the event of any incident. We believe this division of responsibilities is the most effective approach for addressing our cybersecurity risks and that the Board leadership structure supports this approach.

Item 2. Properties

We lease a 13,670 rentable square feet office space located at 611 Gateway Boulevard, Suite 900, South San Francisco, California. We currently sublease the office from Atara Biotherapeutics, Inc. (Atara), which sublease will expire in May 2025. In February 2025, we entered into a lease agreement with 611 Gateway Center LP (611 Gateway) to lease the same office space currently subleased from Atara, which lease will commence following the expiration of the sublease with Atara and expire in July 2027. This leased facility is currently held as our Headquarters. We believe that this leased facility is in good operating condition and is adequate for all our present and near term uses.

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

In June 2022, we received a notice letter regarding an ANDA submitted to the FDA by Annora, requesting approval to market a generic version of TAVALISSE. The notice letter included a Paragraph IV certification with respect to our US Patent Nos. 7,449,458; 8,263,122; 8,652,492; 8,771,648 and 8,951,504, which are listed in the FDA’s Orange Book. The notice letter asserts that these patents will not be infringed by Annora’s proposed product, are invalid and/or are unenforceable. Annora’s notice letter does not provide a Paragraph IV certification against our other patents listed in the Orange Book. On July 25, 2022, we filed a lawsuit in the US District Court for the District of New Jersey against Annora and its affiliates, Hetero Labs Ltd., and Hetero USA, Inc., for infringement of our US patents identified in Annora’s Paragraph IV certification. On September 21, 2022, Annora and its affiliates answered and counterclaimed for declaratory judgment of non-infringement and invalidity of the ’458, ’122, ’492, ’648, and ’504 patents. We served an answer to Annora’s counterclaims in October 2022. Annora served invalidity and non-infringement contentions in December 2022. We served an answer to Annora’s invalidity and non-infringement contentions in March 2023.

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

On June 27, 2024, we effected a 1-for-10 reverse stock split. As a result of the reverse stock split, every ten issued and outstanding shares of our common stock were automatically combined into one issued and outstanding share of common stock. No fractional shares were issued in connection with the reverse stock split. As a result of the reverse stock split, proportionate adjustments were made to the number of shares underlying (and as applicable, the exercise or conversion prices of) our outstanding equity awards and to the number of shares of common stock issuable under our equity incentive plans. The reverse stock split did not change the par value of our common stock, which remains $0.001, or the authorized number of shares of our common stock. All share amounts and per share amounts disclosed in this Annual Report on Form 10-K have been adjusted to reflect the reverse stock split on a retroactive basis for the respective periods presented.

Holders of Record

As of February 25, 2025, there were approximately 28 holders of record of our common stock.

Dividend Policy

We have not paid any cash dividends on our common stock and currently do not plan to pay any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Performance Measurement Comparison

The graph below shows the cumulative total stockholder return of an investment of $100 (and the reinvestment of any dividends thereafter) on December 31, 2019 in (i) our common stock, (ii) the Nasdaq Composite Index and (iii) the Nasdaq Biotechnology Index. The Nasdaq Biotechnology Index is a modified-capitalization weighted index that includes securities of Nasdaq-listed companies classified according to the Industry Classification Benchmark as either Biotechnology or Pharmaceuticals and which also meet other eligibility criteria. Our stock price performance shown in the graph below is based upon historical data and is not indicative of future stock price performance.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our “Notes to Financial Statements” contained in Part II, Item 8 of this Form 10-K. This section of this Form 10-K discusses 2024 and 2023 items and 2024 and 2023 year-to-year comparisons. This section does not discuss 2022 items and 2023 to 2022 year-to-year comparisons. Discussions of 2022 items and 2023 to 2022 year-to-year comparisons can be found in the “Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Result of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2023.

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

GAVRETO (pralsetinib) is our third FDA-approved product which we began commercializing in June 2024. GAVRETO is a once daily, small molecule, oral, kinase inhibitor of wild-type RET and oncogenic RET fusions. GAVRETO is approved by the FDA for the treatment of adult patients with metastatic RET fusion-positive NSCLC as detected by an FDA-approved test. GAVRETO is also approved under accelerated approval based on overall response rate and duration response rate, for the treatment of adult and pediatric patients 12 years of age and older with advanced or metastatic RET fusion-positive thyroid cancer who require systemic therapy and who are radioactive iodine-refractory (if radioactive iodine is appropriate). We acquired the rights to research, develop, manufacture and commercialize GAVRETO in the US from Blueprint pursuant to an Asset Purchase Agreement entered in February 2024.

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

Our significant accounting policies are more fully described in “Note 1– Description of Business and Summary of Significant Accounting Policies” in the “Notes to Financial Statements” contained in “Part II, Item 8, Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. We believe our critical accounting estimates which require subjective and complex judgments include estimates around our product sales allowances and discounts as described below.

Our revenues from product sales are recognized at net sales price when our customers obtain control of our product, which occurs at a point in time, upon delivery. Under the revenue recognition guidance, we are required to estimate the transaction price, including variable consideration that is subject to a constraint, in our contracts with our customers. Variable considerations are included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. Revenue from product sales is recorded net of certain variable considerations which includes estimated government-mandated rebates and chargebacks, PBM rebates, distribution fees, estimated product returns and other deductions.

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

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see “Note 1– Description of Business and Summary of Significant Accounting Policies”, in the “Notes to Financial Statements” contained in “Part II, Item 8, Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Results of Operations

Revenues

	Year Ended December 31,
	2024	2023	$ Change

	(in thousands)
Product sales, net	$144,902	$104,294	$40,608
Contract revenues from collaborations	34,376	11,488	22,888
Government contracts	—	1,100	(1,100)
Total revenues	$179,278	$116,882	$62,396

The following table summarizes revenues from each of our customers who individually accounted for 10% or more of the total net product sales and revenues from collaborations:

	Year Ended December 31,
	2024	2023
McKesson Corporation	45%	43%
Cencora Inc. (formerly ASD Healthcare)	20%	21%
Cardinal Health, Inc.	13%	25%
Kissei	11%	*

*Denotes less than 10%

Revenue from product sales is related to our sale of our products in the US, net of chargebacks, discounts and fees, government and other rebates and returns. Typically, our first quarter net sales are impacted by the first quarter reimbursement issues such as the resetting of co-pays and the Medicare donut hole.

TAVALISSE net product sales in 2024 was $104.8 million, increased by 12% compared to $93.7 million in 2023. The increase was primarily due to increased quantities sold, as well as increased price per bottle, partially offset by higher revenue reserves driven by increased government and private payor rebates. REZLIDHIA net product sales in 2024 was $23.0 million, increased by 118% compared to $10.6 million in 2023. The increase was primarily due to increased quantities sold primarily driven by increased number of patients under therapy, partially offset by the higher revenue reserves primarily due to increased government rebates. Following the commercialization of GAVRETO in June 2024, we started recognizing revenue from shipments to our distributors. In 2024, we recognized $17.1 million of GAVRETO net product sales.

Following table summarizes our revenues by collaborative partners for the periods presented:

	Year Ended December 31,
	2024	2023	$ Change

	(in thousands)
Kissei	$20,414	$2,186	$18,228
Grifols	9,085	8,782	303
Dr. Reddy's	4,000	—	4,000
Medison	502	520	(18)
Other third parties	375	—	375
Total revenues from collaborations	$34,376	$11,488	$22,888

In 2024, contract revenues from collaborations consisted primarily of revenue from Kissei of $20.4 million, $10.0 million of which was the upfront fee we received from sublicensing olutasidenib, and the remainder was related to the delivery of drug supplies. In addition, we recognized revenue from Grifols of $9.1 million related to delivery of drug supplies and earned royalty, and $4.0 million from Dr. Reddy’s related to an upfront fee from sublicensing olutasidenib. In 2023, contract revenues from collaborations consisted primarily of revenue from Grifols of $8.8 million related to the delivery of drug supplies and earned royalty, and revenue from Kissei of $2.2 million related to the delivery of drug supplies.

No government contract revenue was recognized in 2024. Government contracts revenue in 2023 comprised $1.0 million of government award granted to us by the US Department of Defense (DOD) to support our Phase 3 clinical trial to evaluate the safety and efficacy of fostamatinib in hospitalized COVID-19 patients, and $0.1 million award granted to us by Biomedical Advanced Research and Development (BARDA), part of the Office of the Assistant Secretary for the Preparedness and Response at the DHHS for our evaluation of fostamatinib in mitigating the impact of long-term respiratory distress.

We expect our future revenues to include product sales of our existing commercial products and product sales from new commercial products we may have in the future. Our net product sales may be impacted by the demand from our customers, changes to government and private payor rebate programs, chargeback and discount programs, co-payment assistance programs, and any other rebate and discount programs we may enter in the future. In addition, our future revenues may include payments from our existing and new collaboration partners and government grants. As of December 31, 2024, we have deferred revenue of $1.4 million associated with our collaboration agreement with Kissei, which amount will be recognized as revenue upon satisfaction of our remaining performance obligation.

Cost of Product Sales

	Year Ended December 31,
	2024	2023	$ Change

	(in thousands)
Cost of product sales	$18,647	$7,110	$11,537

The cost of product sales includes the cost of inventories sold to our customers and to our collaborative partners. Certain inventories sold for the periods presented include inventory quantities acquired or produced prior to the FDA approval of the product, and do not reflect the full cost of the inventories sold, since such costs incurred prior to FDA approval were previously expensed and charged to research and development expense. In particular, we still utilize active pharmaceutical ingredients with zero cost for our TAVALISSE inventories, which we expect to make use of for the next 1 to 2 years. As such, we recognize lower cost of product sales in the periods where we sell inventory quantities acquired or produced prior to the FDA approval of the product. As we acquire or produce more FDA approved inventory quantities in the future, our inventory cost in the balance sheet and cost of product sales will reflect the full cost of acquiring or producing such products. Cost of product sales may also include reserves for potential excess, dated or obsolete inventories, estimated based upon assumptions about future demand and market conditions as well as product shelf lives. Cost of product sales also includes amortization of intangible assets acquired from in-licensing or acquisition of commercialized products, as well as sublicensing revenue fees and royalty expense.

The increase in cost of product sales in 2024 compared to 2023 was primarily due to increased royalty expense and sublicensing revenue fee of $6.8 million, and increased amortization of intangible assets of $1.0 million. In addition, cost of product sales also increased by $3.7 million due to increase in product sales and delivery of drug supplies pursuant to our supply agreements with our collaborative partners.

Research and Development Expense

	Year Ended December 31,
	2024	2023	$ Change

	(in thousands)
Research and development expense	$23,380	$24,522	$(1,142)
Stock-based compensation expense included in research and development expense	$1,514	$2,094	$(580)

The decrease in research and development expense in 2024 compared to 2023 was primarily due to decreased personnel related costs and stock-based compensation expense of $0.9 million, decreased consulting related expenses of $0.9 million, and decreased other various research and development expenses of $0.8 million. These decreases were partially offset by increased clinical trial related expenses of $1.5 million primarily driven by increased research development activities on our ongoing clinical development programs for olutasidenib, which was partly offset by decreased clinical expenses due to the timing of study progress activities on our ongoing IRAK 1/4 inhibitor program, and timing of trial completion activities on our Phase 3 trials of fostamatinib in patients with COVID-19 and wAIHA.

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

The following table presents our total research and development expense by category (in thousands):

	Year Ended December 31,		From January 1, 2007*
	2024	2023	to December 31, 2024
Categories:
Research	$1,217	$1,773	$270,273
Development	20,141	19,655	582,616
Other	2,022	3,094	279,272
	$23,380	$24,522	$1,132,161
*	We started tracking research and development expense by category on January 1, 2007.

“Other” expenses in 2024 and 2023 consisted of allocated facilities costs of $0.5 million and $1.0 million, respectively, and stock-based compensation expense of $1.5 million and $2.1 million, respectively.

Selling, General and Administrative Expense

	Year Ended December 31,
	2024	2023	$ Change

	(in thousands)
Selling, general and administrative expense	$113,059	$105,741	$7,318
Stock-based compensation expense included in selling, general and administrative expense	$10,879	$6,712	$4,167

The increase in selling, general and administrative expense in 2024 compared to 2023 was primarily due to increased personnel-related costs and stock-based compensation expense of $7.4 million primarily driven by increased headcount, and increased commercial related expenses of $2.5 million primarily due to expansion of commercial activities. These increases were partially offset by decreased consulting and third party services of $0.9 million and decreased other various sales, general and administrative expenses of $1.7 million.

We expect to incur significant selling, general and administrative expenses, as we expect our commercial related expenses to increase as we continue to expand our commercial activities for our commercial products. We continue to deploy resources to enable our field-based employees to engage with healthcare providers. These engagements have enabled our field team to cover existing prescribers, as well as develop relationships with new prescribers to identify appropriate patients for our products.

Interest Income and Expense

	Year Ended December 31,
	2024	2023	$ Change

	(in thousands)
Interest income	$2,092	$2,272	$(180)
Interest expense	$(7,918)	$(6,872)	$(1,046)

Interest income is related to our interest-bearing cash and investment balances. The decrease in interest income in 2024 compared to 2023 was primarily driven by lower interest rates.

Interest expense comprised primarily of interest on the outstanding term loans with MidCap. The increase in interest expense in 2024 compared 2023 was primarily due to higher interest rate applicable to the term loans, as well as higher principal outstanding balance of the term loans as additional $20.0 million (Tranche 5) was funded in March 2023.

Provision for income tax

	Year Ended December 31,
	2024	2023	$ Change

	(in thousands)
Provision for income taxes	$881	$—	$881

The provision for income tax for the year ended December 31, 2024 was related to foreign withholding tax and state taxes. We have not recorded federal income taxes due to the sufficient NOL carryforwards that were generated prior to the enactment of the Tax Act, as well as significant research and development credit carryforwards. We continue to record a full valuation allowance on our deferred tax assets considering our cumulative losses in prior years and forecasted losses in the future. For the year ended December 31, 2023, there was no foreign withholding tax, and we have not recorded state and federal income taxes due to our pre-tax book losses and a full valuation allowance was recorded against our deferred tax assets.

Liquidity and Capital Resources

Liquidity

As of December 31, 2024 and 2023, we had approximately $77.3 million and $56.9 million, respectively, in cash, cash equivalents and short-term investments. We continue to maintain investment portfolios primarily in money market funds, US treasury bills, government-sponsored enterprise securities, corporate bonds and commercial paper. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. We view our investments portfolio as available-for-sale and are available for use in current operations. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. We continue to monitor the impact of the changes in the conditions of the credit and financial markets to our investment portfolio and assess if future changes in our investment strategy are necessary.

Following summarizes our cash flow activity for the periods presented:

	Year Ended December 31,
	2024	2023

	(in thousands)
Net cash provided by (used in):
Operating activities	$31,471	$(5,743)
Investing activities	4,130	(4,297)
Financing activities	(11,641)	18,367
Net increase in cash and cash equivalents	$23,960	$8,327

Net cash provided by operating activities in 2024 was primarily due the proceeds from sales of our products, and cash received from our collaboration partners including the $10.0 million upfront payment from Kissei pursuant to the collaboration and license agreement, partially offset by the payments of operating expenses. Net cash used in operating activities in 2023 was primarily due to payments of operating expenses, partially offset by the proceeds from sales of our products, cash received from our collaboration partners including the $20.0 million regulatory milestone payment from Kissei received in January 2023, as well as cash received from government grants.

Net cash provided by investing activities in 2024 comprised primarily of net maturities of short-term investments of $4.4 million, proceeds from sale of property and equipment of $0.1 million, partially offset by payments for acquisition of intangible assets and capital expenditures of $0.4 million. Net cash used in investing activities in 2023 comprised payment of milestone obligations to Forma recorded as intangible assets of $15.0 million, partially offset by net maturities of short-term investments of $10.4 million and proceeds from sale of property and equipment of $0.3 million.

Net cash used in financing activities in 2024 comprised payment of the closing purchase price to Blueprint of $10.0 million and cost share payments to a collaboration partner of $3.6 million, partially offset by the net proceeds from issuance of common stock upon exercise of stock options and participation in the Purchase Plan of $2.0 million. Net cash provided by financing activities in 2023 was primarily due to the net cash proceeds from term loan financing (Tranche 5) of $20.0 million and proceeds from exercise of stock options and participation in the Purchase Plan of $1.0 million, partially offset by our cost share payments to Lilly of $2.6 million.

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

Under our existing collaboration agreements that we entered in the ordinary course of business, we received or may be entitled to receive upfront cash payments, payments contingent upon specified events achieved by such partners and royalties on any net sales of products sold by such partners under the agreements. As of December 31, 2024, total future contingent payments to us under our existing agreements with our collaboration partners was approximately $1.5 billion, if all potential product candidates achieved all of the payment triggering events under all of our current agreements. This estimated future contingent amount does not include any estimated royalties that could be due to us if the partners successfully commercialize any of the licensed products. Future events that may trigger payments to us under the agreements are based solely on our partners’ future efforts and achievements of specified development, regulatory and/or commercial events. See further discussion in “Note 4 - Sponsored Research and License Agreements

and Government Contracts” to our “Notes to Financial Statements” contained in “Part II, Item 8, Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

We have an Open Market Sale Agreement with Jefferies, as a sole agent, entered on August 4, 2020, and amended and restated on August 2, 2024. Pursuant to such Open Market Sale Agreement, we may sell from time to time, through Jefferies, shares of our common stock in sales deemed to be “at-the-market offerings” as defined in Rule 415 under the Securities Act, subject to conditions specified in the Open Market Sale Agreement, including maintaining an effective registration statement covering the sale of shares under the Open Market Sale Agreement. We have an active Registration Statement filed with the SEC, which registered, among other securities, a base prospectus which covers the offering, issuance, and sale by us of up to $250.0 million in the aggregate of the securities identified from time to time in one or more offerings, which include the $100.0 million of shares of our common stock that may be offered, issued and sold under the Open Market Sale Agreement. As of December 31, 2024, we have not sold any shares of common stock under such Open Market Sale Agreement.

We have a Credit Agreement with MidCap that provides for $60.0 million term loan credit facility, which was fully funded as of December 31, 2024.

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

Material Cash Requirements

We conduct our commercial activities and research and development programs internally and with third parties that include, among others, arrangements with vendors, consultants, CROs and universities. Our contract arrangements with these third parties are generally cancellable on reasonable notice, and our obligations under such arrangements are generally based on services performed. We have agreements with certain clinical research organizations to conduct our clinical trials including our strategic development collaborations with MDACC and CONNECT. The timing of payments for any amounts owed under the respective agreements depends on various factors including, but not limited to, patient enrollment and other progress of the clinical trials. We can terminate these agreements at any time, and if terminated, we would not be liable for the full amount of the respective agreements. Instead, we will be liable for services provided through the termination date plus certain cancellation charges, if any, as defined in each of the respective agreements. In addition, these agreements may, from time to time, be subjected to amendments as a result of any change orders executed by the parties. We expect to continue entering into contracts in the normal course of business with various third parties to support our commercial activities and research and development programs.

In the ordinary course of business, we enter into agreements with contract manufacturers to manufacture our inventory products. Although the agreements generally provide a termination clause with or without cause, we may still be subjected to payment of cancellation fees. The level of cancellation fees is generally dependent on the timing of the written notice in relation to the commencement of work, with the maximum cancellation fees equal to the full price of the work order. In October 2024, we entered into an agreement with a third-party contract manufacturer to manufacture TAVALISSE that is expected to be delivered starting in 2026 through 2029. As of December 31, 2024, the contractual obligation not included in our financial statements related an agreement that may potentially be subjected to cancellation fees amounted to approximately $24.1 million, with approximately $6.8 million due in one year and $9.3 million due within two to three years. As of December 31, 2024, we have not incurred any cancellation fees under our agreements with contract manufacturers.

As discussed in detail in “Note 4 – Sponsored Research and License Agreements and Government Contracts” to our “Notes to Financial Statements” contained in “Part II, Item 8, Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, under the Lilly Agreement, although our co-funding obligation for development of ocadusertib (previously R552) in the US, Europe, and Japan ended on April 1, 2024, we have the right to opt-in to co-funding, upon us providing notice to Lilly within 30 days of certain events, as specified in the agreement. If we decide to exercise our opt-in right, we will be required to continue to share in the global development costs with Lilly, and if we later exercise our second opt-out right (no later than April 1, 2025), our share in global development costs will be up to a specified cap through December 31, 2025, as provided for in the Lilly Agreement.

Also, as discussed in detail in “Note 4 – Sponsored Research and License Agreements and Government Contracts” and “Note 5 – In-Licensing and Acquisition” of our “Notes to Financial Statements” contained in “Part II, Item 8, Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, pursuant to our license and transition services agreement with Forma, Forma is entitled to potential development and regulatory milestone payment and tiered royalty payments on net sales as well as certain portion of sublicensing revenue. Further, following our olutasidenib sublicensing agreements with Kissei and Dr. Reddy’s, Forma is entitled to the portion of the sublicensing revenue we receive from Kissei and Dr. Reddy’s under such respective agreements.

Additionally, as discussed in detail in “Note 5 – In-Licensing and Acquisition” of our “Notes to Financial Statements” contained in “Part II, Item 8, Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, pursuant to an Asset Purchase Agreement with Blueprint, in addition to unpaid purchase price consideration, Blueprint is entitled to potential commercial and regulatory milestone payments, as well as tiered royalty payments.

We have a contractual commitment with respect to our credit facility with MidCap. Under the amended Credit Agreement, the term loans mature on September 1, 2027, and the interest-only period is through October 1, 2025. As of December 31, 2024, the outstanding principal amount of the loan was $60.0 million, of which $7.5 million principal payments are due within 12 months. As of December 31, 2024, future interest calculated using the base interest rate as per the amended Credit Agreement, and the final fee payments associated with the credit facility amounted to $14.3 million, with approximately $6.5 million payable within 12 months.

As of December 31, 2024, we have a contractual commitment related to our sublease agreement with Atara for approximately $0.3 million, payable through the expiration of the sublease agreement in May 2025. In February 2025, we entered into a lease agreement with 611 Gateway to lease the same office space currently subleased from Atara. Our contractual commitment related to the lease agreement with 611 Gateway was $1.4 million, of which $0.3 million is payable in the next 12 months from December 31, 2024.

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

Interest on our outstanding loan from MidCap is subject to changes in Secured Overnight Financing Rate (SOFR). Fluctuations in SOFR above the contractual floor rate may have a material effect on our interest payment obligations in the future.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

Rigel Pharmaceuticals, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Rigel Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Rigel Pharmaceuticals, Inc. (the Company) as of December 31, 2024 and 2023, the related statements of operations, comprehensive income (loss), stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 4, 2025 expressed an unqualified opinion thereon.

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

Product Sales Allowances and Discounts
Description of the Matter

As described in Note 1 to the financial statements, revenue from product sales is recorded net of adjustments for estimated government-mandated and/or privately-negotiated rebates and chargebacks, distribution fees, estimated product returns, and other deductions. Provisions for these adjustments are recorded in the period in which the related revenue is recorded and are presented either as a reduction of accounts receivable or as an accrued liability in the Company’s balance sheet. As of December 31, 2024, the Company has recorded net liabilities for product sales allowances and discounts of $26.4 million.

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

How We Addressed the Matter in Our Audit

We tested the Company’s internal controls over the process for estimating and recording product sales allowances and discounts. Our testing included controls over management’s review of significant assumptions, such as payor mix and channel mix, and other inputs, which include product sold, contractual terms and discount rates, used in the estimates.

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
San Francisco, California
March 4, 2025

RIGEL PHARMACEUTICALS, INC.

BALANCE SHEETS

(In thousands, except share and per share amounts)

	As of December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$56,746	$32,786
Short-term investments	20,575	24,147
Accounts receivable, net	41,615	30,550
Inventories	6,002	5,522
Prepaid and other current assets	10,165	6,261
Total current assets	135,103	99,266
Property and equipment, net	92	165
Intangible assets, net	27,100	13,878
Operating lease right-of-use assets	246	861
Other assets	1,435	3,055
Total assets	$163,976	$117,225
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$3,339	$7,142
Accrued compensation	10,139	8,676
Accrued research and development	4,073	3,513
Revenue reserves and refund liability	26,440	15,684
Loans payable, net, current portion	7,272	7,229
Other accrued liabilities	10,396	5,334
Deferred revenue	1,355	1,355
Lease liabilities, current portion	285	692
Other long-term liabilities, current portion	—	3,642
Total current liabilities	63,299	53,267
Acquisition-related liabilities	5,000	—
Long-term portion of lease liabilities	—	285
Long-term portion of loans payable, net	52,408	52,373
Other long-term liabilities	39,981	39,944
Total liabilities	160,688	145,869

Commitments

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding as of December 31, 2024 and 2023	—	—
Common stock (1), $0.001 par value; 400,000,000 shares authorized; 17,710,216 and 17,482,513 shares issued and outstanding as of December 31, 2024 and 2023, respectively	18	17
Additional paid-in capital (1)	1,393,325	1,378,881
Accumulated other comprehensive income	10	8
Accumulated deficit	(1,390,065)	(1,407,550)
Total stockholders’ equity (deficit)	3,288	(28,644)
Total liabilities and stockholders’ equity (deficit)	$163,976	$117,225
(1)	Shares issued and outstanding, including appropriate reclassifications between common stock and additional paid-in capital, have been restated to reflect the 1-for-10 reverse stock split effected on June 27, 2024 on a retroactive basis for the respective periods presented.

See Accompanying Notes to Financial Statements.

RIGEL PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
Revenues:
Product sales, net	$144,902	$104,294	$76,718
Contract revenues from collaborations	34,376	11,488	39,024
Government contracts	—	1,100	4,500
Total revenues	179,278	116,882	120,242
Costs and expenses:
Cost of product sales	18,647	7,110	1,749
Research and development	23,380	24,522	60,272
Selling, general and administrative	113,059	105,741	112,451
Restructuring charges	—	—	1,320
Total costs and expenses	155,086	137,373	175,792
Income (loss) from operations	24,192	(20,491)	(55,550)
Interest income	2,092	2,272	684
Interest expense	(7,918)	(6,872)	(3,707)
Income (loss) before income taxes	18,366	(25,091)	(58,573)
Provision for income taxes	881	—	—
Net income (loss)	$17,485	$(25,091)	$(58,573)

Net income (loss) per share(1)
Basic	$0.99	$(1.44)	$(3.44)
Diluted	$0.99	$(1.44)	$(3.44)
Weighted average shares used in computing net income (loss) per share (1)
Basic	17,579	17,401	17,049
Diluted	17,687	17,401	17,049
(1)	Share and per share amounts have been restated to reflect the 1-for-10 reverse stock split effected on June 27, 2024 on a retroactive basis for the respective periods presented.

See Accompanying Notes to Financial Statements.

RIGEL PHARMACEUTICALS, INC.

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended December 31,
	2024	2023	2022
Net income (loss)	$17,485	$(25,091)	$(58,573)
Other comprehensive income (loss):
Net unrealized gain (loss) on short-term investments	2	161	(51)
Comprehensive income (loss)	$17,487	$(24,930)	$(58,624)

See Accompanying Notes to Financial Statements.

RIGEL PHARMACEUTICALS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except number of shares)

			Additional	Accumulated Other		Total
	Common Stock (1)		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital (1)	Income (Loss)	Deficit	Equity (Deficit)
Balance as of January 1, 2022	17,160,175	$17	$1,354,345	$(102)	$(1,323,886)	$30,374
Net loss	—	—	—	—	(58,573)	(58,573)
Net change in unrealized loss on short-term investments	—	—	—	(51)	—	(51)
Issuance of common stock upon exercise of options and participation in Purchase Plan	158,016	—	2,124	—	—	2,124
Issuance of common stock upon vesting of restricted stock units (RSUs)	21,625	—	—	—	—
Stock-based compensation expense	—	—	12,510	—	—	12,510
Balance as of December 31, 2022	17,339,816	17	1,368,979	(153)	(1,382,459)	(13,616)
Net loss	—	—	—	—	(25,091)	(25,091)
Net change in unrealized loss on short-term investments	—	—	—	161	—	161
Issuance of common stock upon exercise of options and participation in Purchase Plan	99,196	—	1,049			1,049
Issuance of common stock upon vesting of RSUs	43,501	—	—			—
Stock-based compensation expense	—	—	8,853			8,853
Balance as of December 31, 2023	17,482,513	17	1,378,881	8	(1,407,550)	(28,644)
Net income	—	—	—	—	17,485	17,485
Net change in unrealized gain on short-term investments	—	—	—	2	—	2
Issuance of common stock upon exercise of options and participation in Purchase Plan	158,795	1	1,963	—	—	1,964
Issuance of common stock upon vesting of RSUs	68,908	—	—	—	—	—
Stock-based compensation expense	—	—	12,481	—	—	12,481
Balance as of December 31, 2024	17,710,216	$18	$1,393,325	$10	$(1,390,065)	$3,288
(1)	All share amounts in this column, including appropriate reclassifications between common stock and additional paid-in capital, have been restated to reflect the 1-for-10 reverse stock split effected on June 27, 2024 on a retroactive basis for the respective periods presented.

See Accompanying Notes to Financial Statements.

RIGEL PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2024	2023	2022
Operating activities
Net income (loss)	$17,485	$(25,091)	$(58,573)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation expense	12,393	8,806	12,385
(Gain) loss on sale and disposal of fixed assets	(79)	266	(138)
Depreciation and amortization	2,228	1,238	998
Non-cash interest expense	—	—	682
Net amortization of discount on short-term investments and term loans	(709)	(479)	(63)
Changes in assets and liabilities:
Accounts receivable, net	(11,065)	9,770	(24,848)
Inventories	764	1,172	(2,377)
Prepaid and other current and non-current assets	(3,440)	2,054	(513)
Right-of-use assets	615	1,069	7,773
Accounts payable	(3,803)	(366)	3,788
Accrued compensation	1,463	(190)	(1,824)
Accrued research and development	560	(4,195)	(2,676)
Revenue reserves and refund liability	10,756	3,539	4,230
Other accrued liabilities	4,995	(1,151)	1,709
Lease liability	(692)	(1,128)	(8,546)
Deferred revenue	—	(14)	(1,227)
Other current and long-term liabilities	—	(1,043)	(4,538)
Net cash provided by (used in) operating activities	31,471	(5,743)	(73,758)
Investing activities
Maturities of short-term investments	39,700	41,650	101,228
Purchases of short-term investments	(35,272)	(31,206)	(28,894)
Capital expenditures	(36)	—	(450)
Payments for acquisition of intangible assets	(360)	(15,000)	—
Proceeds from sale of property and equipment	98	259	893
Net cash provided by (used in) investing activities	4,130	(4,297)	72,777
Financing activities
Net proceeds from term loan financing	—	19,950	19,542
Net proceeds from issuance of common stock from equity plans	1,964	1,049	2,124
Closing purchase price payment related to asset acquisition	(10,000)	—	—
Cost share payments to a collaboration partner	(3,605)	(2,632)	(15,116)
Net cash (used in) provided by financing activities	(11,641)	18,367	6,550
Net increase in cash and cash equivalents	23,960	8,327	5,569
Cash and cash equivalents at beginning of period	32,786	24,459	18,890
Cash and cash equivalents at end of period	$56,746	$32,786	$24,459
Supplemental disclosure of cash flow information
Interest paid	$7,039	$5,848	$2,495
Income taxes paid	331	—	—
Purchases of intangible asset included within accounts payable	—	—	15,000
Acquisition-related liabilities	5,000	—	—

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

Reverse Stock Split

We filed with the Secretary of State of the State of Delaware a certificate of amendment to our Amended and Restated Certificate of Incorporation, to effect a 1-for-10 reverse stock split, effective June 27, 2024. As a result of the reverse stock split, every ten issued and outstanding shares of our common stock were automatically combined into one issued and outstanding share of common stock. Accordingly, an amount equal to the par value of the decreased shares resulting from the reverse stock split was reclassified from common stock to additional paid-in capital on the balance sheet and statement of changes in stockholders’ equity (deficit). No fractional shares were issued in connection with the reverse stock split. Stockholders who otherwise would be entitled to receive fractional shares of common stock were entitled to receive the cash value equal to the fraction to which the stockholder would otherwise be entitled, multiplied by the closing price of the common stock as reported by Nasdaq on the last trading day prior to the effective date of the split. As a result of the reverse stock split, proportionate adjustments were made to the number of shares underlying (and as applicable, the exercise or conversion prices of) our outstanding equity awards and to the number of shares of common stock issuable under our equity incentive plans. The reverse stock split did not change the par value of our common stock, which remains $0.001, or the authorized number of shares of our common stock. All share amounts and per share amounts disclosed in this Annual Report on Form 10-K have been adjusted to reflect the reverse stock split on a retroactive basis for the respective periods presented.

Liquidity

As of December 31, 2024, we had approximately $77.3 million in cash, cash equivalents and short-term investments. Since inception, we have financed our operations primarily through sales of equity securities, debt financing arrangement, contract payments under our collaboration agreements and from product sales. Based on our current operating plan, we believe that our existing cash, cash equivalents, and short-term investments will be sufficient to fund our expenses and capital expenditure requirements through at least the next 12 months from the date of issuance of this Annual Report on Form 10-K.

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

Segment Reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (CODM), or decision making-group, in deciding how to allocate resources and in assessing performance. Our CODM is our chief executive officer. We view our operations and manage our business as one operating segment.

In November 2023, FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands public entities’ segment disclosures, among others, requiring disclosure of significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss; an amount and description of its composition for other segment items; and interim disclosures of a reportable segment’s profit or loss and assets. This new guidance was effective for us beginning on this annual report on Form 10-K for the year ended December 31, 2024, and applied retrospectively to all prior periods presented. The impact of the adoption of this guidance was not material to our financial position or results of operations, as the requirements impact only segment reporting disclosures in our notes to financial statements. See ‘Note 15 – Segment Information” for further details.

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

Product Sales

Revenues from product sales are recognized when our customers obtain control of our product, which occurs at a point in time upon delivery. Our specialty distributors resell our products to specialty pharmacy providers, health care providers, hospitals and clinics. In addition to distribution agreements with our specialty distributors, we also have arrangements with certain specialty pharmacy providers, in-office dispensing providers, group purchasing organizations, and government entities that provide for government-mandated and/or privately-negotiated rebates, chargebacks and discounts with respect to the purchase of our products.

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

Government and Private Payor Rebates: We are subject to discount obligations under the state Medicaid programs and Medicare prescription drug coverage gap program. We estimate our Medicaid and Medicare prescription drug coverage gap rebates based upon a range of possible outcomes that are probability-weighted for the estimated payor mix. We also have rebate program agreements with certain PBMs for certain product, pursuant to which rebates will be paid in accordance with the respective agreements. The rebate reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and related liability is recorded as revenue reserves within revenue reserves and refund liability in the balance sheet. Our liability for these rebates consists primarily of estimates of claims for the current quarter, and estimated future claims that will be made for product that has been recognized as revenue, but remains in the distribution channel inventories at the end of each reporting period.

Chargebacks and Discounts: Chargebacks for fees and discounts represent the estimated obligations resulting from contractual commitments to sell products to certain specialty pharmacy providers, in-office dispensing providers, group purchasing organizations, and government entities at prices lower than the list prices charged to our specialty distributors who directly purchase the product from us. These specialty distributors charge us for the difference between what they pay for the product and our contracted selling price to these specialty pharmacy providers, in-office dispensing providers, group purchasing organizations, and government entities. These reserves are established in the same period that the related revenue is recognized, resulting in a reduction of product revenue. Actual chargeback amounts are generally determined at the time of resale to the specialty pharmacy providers, in-office dispensing providers, group purchasing organizations, and government entities by our specialty distributors. The estimated obligations arising from these chargebacks and discounts are recorded as revenue reserves within revenue reserves and refund liability in the balance sheet.

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The model requires management to make a number of assumptions including expected volatility, expected term, risk-free interest rate and expected dividends. We estimate volatility using the historical share price performance over the expected life of the option. We use historical data to determine the applicable expected term for each of the other option groups. The risk-free interest rate is based on US Treasury constant maturity rates with similar terms to the expected term of the options for each option group. The expected dividend yield is 0% as we have not paid and do not expect to pay dividends in the future. We segregate option awards into the following three homogenous groups for the purpose of determining fair values of options: officers and directors, all other employees, and consultants.

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

The following table summarizes the activity of our customer allowances for prompt payment discounts for the periods presented (in thousands):

	Year Ended December 31,
	2024	2023	2022
Balance at the beginning of the year	$180	$136	$106
Provision for prompt payment discount	1,035	686	557
Reduction in prompt payment discount	(969)	(642)	(527)
Balance at end of the year	$246	$180	$136

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

Concentration of credit risk with respect to our accounts receivable is limited due to our small number of customers. Our accounts receivable consists mostly of outstanding invoices from our sale of our product to our customers. Accounts receivable may also include outstanding invoices from our collaboration partners with respect to the related sponsored research and license agreements and government contracts. As of December 31, 2024, 81% of our accounts receivable are outstanding invoices to our customers related to product sales in the US, and the remaining 19% are outstanding invoices from our collaboration partners, mainly Dr. Reddy’s and Grifols. As of December 31, 2023, 87% of our accounts receivable are outstanding invoices to our customers related to product sales in the US, and the remaining 13% are outstanding invoices from our collaboration partners, mainly Grifols.

See “Note 3 - Revenues” for summary of revenues from each of our customers and collaboration partners who individually accounted for 10% or more of the total net product sales and revenues from collaborations.

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

Cost of product sales primarily includes cost of inventories sold, and product shipping and handling costs. Cost of product sales also include amortization of intangible assets and royalty expense incurred pursuant to our agreements with Forma and Blueprint.

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

Intangible Assets

Intangible assets are amortized over the estimated useful life of the assets. We perform an impairment review of intangible assets whenever events or changes in business circumstances indicate the carrying amount of such asset may not be fully recoverable. If events or changes in circumstances suggest that the carrying amount of the intangible assets may not be recoverable, we will estimate the future cash flows expected to be generated from its use or eventual disposition. If the expected future undiscounted cash flows are less than the carrying amount of the asset, we will recognize an impairment loss based on the excess of the carrying amount over the fair value of such asset.

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

We make accounting estimates in determining the accrual balance in each reporting period. As actual costs become known, we adjust our accruals. Although we do not expect our estimates to be materially different from amounts actually incurred, such estimates for the status and timing of services performed relative to the actual status and timing of services performed may vary and could result in us reporting amounts that are too high or too low in any particular period. Variations in assumptions used to estimate accruals including, but not limited to, the number of patients enrolled, the rate of patient enrollment and the actual services performed may result in adjustments in research and development accruals in future periods. Changes in these estimates that result in material changes to our accruals could materially affect our financial condition and results of operations.

Research and development expenses also include milestone payment obligations incurred prior to regulatory approval of the product, which are accrued when the event requiring payment of the milestone occurs.

Advertising Expense

Advertising costs are expensed as incurred and are included within selling general and administrative expenses in the statements of operations. Advertising costs for the years ended December 31, 2024, 2023 and 2022 amounted to $2.1 million, $3.1 million, and $2.7 million, respectively.

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

Restructuring

Restructuring costs comprised severance, other termination benefit costs, and stock-based compensation expense for stock award and stock option modifications related to workforce reductions. We recognize restructuring charges when the liability is probable, and the amount is estimable. Employee termination benefits are accrued at the date management has committed to a plan of termination and affected employees have been notified of their termination date and expected severance benefits.

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

Recent Accounting Pronouncements

In November 2024, FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures. This new guidance improves the disclosures about a public business entity’s expenses by requiring more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation and amortization) included within income statement expense captions. This guidance is effective for our annual reporting for the fiscal year ending December 31, 2027, and interim reporting periods beginning on fiscal year ending December 31, 2028, with early adoption is permitted. Upon adoption, this guidance may be applied prospectively to reporting periods after the effective date or retrospectively to all periods presented in the financial statements. We are currently evaluating this guidance and assessing the potential impact on our financial statements and disclosures.

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share amounts):

	Year Ended December 31,
	2024	2023	2022
EPS Numerator:
Net income (loss)	$17,485	$(25,091)	$(58,573)
EPS Denominator—Basic:
Weighted-average common shares outstanding	17,579	17,401	17,049
EPS Denominator—Diluted:
Weighted-average common shares outstanding	17,579	17,401	17,049
Dilutive effect of stock options, RSUs and shares under Purchase Plan	108	—	—
Weighted-average shares outstanding and common stock equivalents	17,687	17,401	17,049

Net income (loss) per share
Basic	$0.99	$(1.44)	$(3.44)
Diluted	$0.99	$(1.44)	$(3.44)

The potential shares of common stock that were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Stock options	3,391	3,411	3,469
RSUs	108	186	110
Total	3,499	3,597	3,579

3. REVENUES

Revenues disaggregated by category were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Product sales:
Gross product sales	$209,924	$147,058	$108,523
Discounts and allowances	(65,022)	(42,764)	(31,805)
Total product sales, net	144,902	104,294	76,718
Revenues from collaborations:
License revenue	14,000	—	7,932
Milestone revenue	—	75	25,000
Delivery of drug supplies, royalty and others	20,376	11,413	6,092
Total revenues from collaborations	34,376	11,488	39,024
Government contracts	—	1,100	4,500
Total revenues	$179,278	$116,882	$120,242

Revenue from product sales is related to sales of our commercial products to our customers. For detailed discussions of our revenues from collaboration and government contracts, see “Note 4 – Sponsored Research and License Agreements and Government Contracts.”

Our product sales revenue is net of chargebacks, discounts and fees, government and other rebates and returns. Of the total discounts and allowances from gross product sales for the years ended December 31, 2024, 2023 and 2022, $64.0 million, $41.5 million and $30.9 million, respectively, was accounted for as additions to revenue reserves and refund liability, and $1.0 million, $1.3 million and $0.9 million, respectively, as reductions in accounts receivable (as it relates to allowance for prompt pay discount) and prepaid and other current assets (as it relates to certain chargebacks and other fees that were prepaid) in the balance sheet. The following tables summarize the activities in chargebacks, discounts and fees, government and other rebates and returns that were accounted for revenue reserves and refund liability, for each of the periods presented (in thousands):

	Chargebacks,	Government
	Discounts and	and Other
	Fees	Rebates	Returns	Total
Balance as of January 1, 2024	$8,236	$3,517	$3,931	$15,684
Provision related to current period sales	49,071	13,586	1,315	63,972
Credit or payments made during the period	(43,933)	(8,760)	(523)	(53,216)
Balance as of December 31, 2024	$13,374	$8,343	$4,723	$26,440

	Chargebacks,	Government
	Discounts and	and Other
	Fees	Rebates	Returns	Total
Balance as of January 1, 2023	$6,213	$2,636	$3,296	$12,145
Provision related to current period sales	32,330	8,299	869	41,498
Credit or payments made during the period	(30,307)	(7,418)	(234)	(37,959)
Balance as of December 31, 2023	$8,236	$3,517	$3,931	$15,684

The following table summarizes revenues from each of our customers who individually accounted for 10% or more of the total net product sales and revenues from collaborations:

	Year Ended December 31,
	2024	2023	2022
McKesson Corporation	45%	43%	31%
Cencora Inc. (formerly ASD Healthcare)	20%	21%	17%
Cardinal Health, Inc.	13%	25%	19%
Kissei	11%	*	24%

*Denotes less than 10%

4. SPONSORED RESEARCH AND LICENSE AGREEMENTS AND GOVERNMENT CONTRACTS

Sponsored Research and License Agreements

We conduct research and development programs independently and in connection with our corporate collaborators. As of December 31, 2024, we are a party to collaboration agreements with Lilly to develop and commercialize ocadusertib (previously R552), a RIPK1 inhibitor, for the treatment of non-CNS diseases and collaboration aimed at developing additional RIPK1 inhibitors for the treatment of CNS diseases; with Grifols to commercialize fostamatinib for human diseases in all indications, in Grifols territory which includes Europe, the UK, Turkey, the Middle East, North Africa and Russia (including Commonwealth of Independent States); with Kissei to develop and commercialize fostamatinib in Japan, China, Taiwan and Korea and olutasidenib in Japan, Korea and Taiwan; with Medison to commercialize fostamatinib in all indications, in Medison territory which includes Canada and Israel; with Knight to commercialize fostamatinib in all indications, in Knight territory which includes Latin America, consisting of Mexico, Central and South America, and the Caribbean; and with Dr. Reddy’s to commercialize olutasidenib in Dr. Reddy’s territory which includes Latin America, South Africa, India, Australia, New Zealand, and certain countries in the CIS, Southeast Asia region and North Africa.

Further, we are also a party to collaboration agreements, but do not have ongoing performance obligations with BerGenBio for the development and commercialization of AXL inhibitors in oncology, and with Daiichi to pursue research related to MDM2 inhibitors, a novel class of drug targets called ligases.

Under the above existing agreements that we entered into in the ordinary course of business, we received or may be entitled to receive upfront cash payments, payments contingent upon specified events achieved by such partners and royalties on any net sales of products sold by such partners under the agreements. As of December 31, 2024, total future contingent payments to us under all of above existing agreements was approximately $1.5 billion, if all potential product candidates achieved all of the payment triggering events under all of our current agreements. Of this amount, approximately $279.5 million relates to the achievement of development events, $313.6 million relates to the achievement of regulatory events and $902.0 million relates to the achievement of certain commercial or launch events. This estimated future contingent amount does not include any estimated royalties that could be due to us if the partners successfully commercialize any of the licensed products. Future events that may trigger payments to us under the agreements are based solely on our partners’ future efforts and achievements of specified development, regulatory and/or commercial events.

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

Under the Lilly Agreement, we are responsible for performing and funding initial discovery and identification of CNS disease development candidates. Following candidate selection, Lilly will be responsible for performing and funding all future development and commercialization of the CNS disease development candidates. We are responsible for 20% of development costs for ocadusertib in the US, Europe, and Japan, up to a specified cap. Lilly is responsible for funding the remainder of all development activities for ocadusertib and other non-CNS disease development candidates. Pursuant to the terms of the Lilly Agreement, we have the right to opt-out of co-funding the ocadusertib development activities in the US, Europe and Japan at two different specified times and as a result receive lesser royalties from sales. Prior to us providing our first opt-out notice and the amendment to the Lilly Agreement as discussed below, under the Lilly Agreement, we were required to fund our share of the ocadusertib development activities in the US, Europe, and Japan up to a maximum funding commitment of $65.0 million through April 1, 2024.

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

At the inception of the Lilly Agreement, given our rights to opt-out from the development of ocadusertib, we believed at the minimum, we had a commitment to fund the development costs up to $65.0 million as discussed above. We considered this commitment to fund the development costs as a significant financing component of the contract, which we accounted for as a reduction of the upfront fee to derive the transaction price. This financing component was recorded as a liability at its net present value of approximately $57.9 million using a 6.4% discount rate. Interest expense is accreted on such liability over the expected commitment period and adjusted for timing of expected cost share payments. No interest was accreted during the years ended December 31, 2024 and 2023, and $0.7 million of interest was accreted during the year ended December 31, 2022. At the inception, we allocated the net transaction price of $67.1 million to each performance obligation based on our best estimate of its relative standalone selling price using the adjusted market assessment approach. The transaction price allocated to the non-CNS penetrant IP of $60.4 million was recognized as revenue in the year ended December 31, 2021 upon delivery of the non-CNS penetrant IP to Lilly. The transaction price allocated to the CNS penetrant IP of $6.7 million was recognized as revenue from the effective date of the Lilly Agreement through the eventual acceptance by Lilly in June 2022 using the input method. There was no outstanding deferred revenue related to Lilly Agreement as of December 31, 2024 and 2023.

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

We paid Lilly $21.4 million for our share of development costs incurred through April 1, 2024. As of December 31, 2024 and 2023, the outstanding liability to Lilly reported within other long-term liabilities (current and non-current) in the balance sheets amounted to $40.0 million and $43.6 million, respectively. As discussed above, following the amendment to the Lilly Agreement, and us providing the first opt-out notice to Lilly, our cost share obligation for ocadusertib development ended on April 1, 2024. Although currently we are no longer obligated to share in the ocadusertib development costs incurred subsequent to April 1, 2024, the outstanding liability reported in our balance sheet as of December 31, 2024 amounting to $40.0 million has not been recognized as revenue because we cannot conclude that it is probable that a significant reversal of the amount of revenue, if recognized, will not occur until the likelihood of us exercising our opt-in right becomes remote, or when the opt-in right period lapses.

Grifols License Agreement

We have a commercialization license agreement with Grifols entered in January 2019 with exclusive rights to commercialize fostamatinib for human diseases, and non-exclusive rights to develop, fostamatinib in Grifols territory. Under the agreement, we received an upfront payment of $30.0 million, with the potential for $297.5 million in total regulatory and commercial milestones. We are also entitled to receive stepped double-digit royalty payments based on tiered net sales which may reach 30% of net sales. In January 2020, the EC granted a centralized MA for fostamatinib valid throughout the EU, and in the UK after the departure of the UK from the EU, for the treatment of chronic ITP in adult patients who are refractory to other treatments. With this approval, in February 2020, we received $20.0 million non-refundable payment, consisted of a $17.5 million payment due upon MAA approval by the EMA of fostamatinib for the first indication and a $2.5 million creditable advance royalty payment, based on the terms of our collaboration agreement with Grifols. We accounted for this agreement under ASC 606 and recognized the corresponding revenue in the period we satisfied the performance obligations. As of December 31, 2024 and 2023, there was no outstanding deferred revenue.

We have a Commercial Supply Agreement with Grifols entered in October 2020 to supply and sell our drug product priced at a certain markup specified in the agreement, in quantities Grifols shall order from us pursuant to and in accordance with the agreement. For the years ended December 31, 2024, 2023, and 2022, we recognized $4.0 million, $5.6 million and $1.6 million, respectively, of revenue related to delivery of drug supply to Grifols.

We recognized royalty revenue from Grifols of $5.1 million, $3.2 million and $0.7 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

We accounted for this agreement following ASC 606 and concluded at the inception of the agreement, the upfront cash payment of $10.0 million was the consideration for granting the license right to Kissei, and there are no other material deliverables associated with the upfront payment. Accordingly, we recognized the upfront payment as revenue during the year ended December 31, 2024. The variable considerations related to future development, regulatory and commercial milestones were fully constrained because it was probable that a significant reversal of cumulative revenue would occur, given the inherent uncertainty of success with these future milestones. We will re-evaluate the transaction price in each reporting period as uncertain events are resolved or other changes in circumstances occur. We will recognize revenues related to the supply of olutasidenib upon delivery and when we are entitled to receive the product transfer price payments.

Under the license and services agreement with Forma as discussed in “Note 5 – In-Licensing and Acquisition”, Forma is entitled to a certain portion of sublicensing revenue, which include, but are not limited to, upfront payments, milestone payments and royalties, that we receive from a third party sublicensee. Following the collaboration and license agreement with Kissei as discussed above, Forma is entitled to a portion of the sublicensing revenue we receive from Kissei. With the receipt of the upfront payment from Kissei, we recognized a $2.3 million sublicense revenue fee payable to Forma during the year ended December 31, 2024, which we recorded within cost of product sales.

Kissei License Agreement - Fostamatinib

We have an exclusive license and supply agreement with Kissei entered in October 2018, amended in November 2022, October 2023, August 2024, September 2024 and October 2024, to develop and commercialize fostamatinib in all current and potential indications in Japan, China, Taiwan and Korea. Kissei is responsible for performing and funding all development activities for fostamatinib in Kissei territories. At the inception of the agreement, we received an upfront cash payment of $33.0 million. Further, the agreement provides for up to $115.0 million in potential development, regulatory and commercial milestone payments, and will receive mid- to upper twenty percent, tiered, escalated net sales-based payments for the supply of fostamatinib. Under the agreement, we granted Kissei the license rights to fostamatinib in Kissei territory and are obligated to supply Kissei with drug product for use in clinical trials and pre-commercialization activities. We are also responsible for the manufacture and supply of fostamatinib for all future development and commercialization activities.

In April 2022, Kissei announced that an NDA was submitted to Japan’s PMDA for fostamatinib in chronic ITP, which entitled us to receive a $5.0 million non-refundable and non-creditable milestone payment. In December 2022, Kissei announced that Japan’s PMDA approved the NDA for fostamatinib in chronic ITP, which entitled us to receive a $20.0 million non-refundable and non-creditable milestone payment. We accounted for this agreement under ASC 606, and recognized the corresponding revenue in the period we satisfied the performance obligations. As of December 31, 2024 and 2023, the remaining deferred revenue was related to the material right associated with discounted fostamatinib supply which amounted to $1.4 million. There was no material revenue recognized associated with the remaining performance obligation during the years ended December 31, 2024, 2023 and 2022. In January 2025, Kissei announced the Korean Ministry of Food and Drug Safety approved fostamatinib for the treatment of chronic ITP, which entitled us to receive a $3.0 million non-refundable and non-creditable milestone payment that we will recognize as revenue in the first quarter of 2025.

Pursuant to our supply agreement with Kissei, during the years ended December 31, 2024, 2023 and 2022, we recognized $10.4 million, $2.2 million, and $2.6 million, respectively, of revenue related to delivery of drug supplies to Kissei.

Medison Commercial and License Agreements

We have exclusive commercial and license agreements with Medison entered in October 2019 for the commercialization of fostamatinib for chronic ITP in Medison territory. Pursuant to which, we received a $5.0 million upfront payment with respect to the agreement in Canada. We accounted for this agreement under ASC 606 and identified the following combined performance obligations at inception of the agreement: (a) granting of the license and (b) obtaining regulatory approval in Canada of fostamatinib in ITP. However, under the agreement, we have the option to buy back all rights to the product in Canada within six months from obtaining regulatory approval for the treatment of auto immune hemolytic anemia in Canada. We determined that the non-refundable upfront fee represented the transaction price, however, due to the buyback provision, we accounted this upfront payment as financing arrangement under ASC 606. In 2022, management concluded that the likelihood of exercising the buyback option right was remote considering the top-line results from our Phase 3 trial of fostamatinib in wAIHA which showed that the trial did not demonstrate statistical significance in the primary efficacy endpoint, and the guidance received from the FDA. As such, in accordance with ASC 606, we relieved the outstanding financing liability of $5.7 million, which include the upfront payment and accreted interest, and recognized such amount as revenue in 2022. There was no outstanding deferred revenue related to Medison commercial and license agreement as of December 31, 2024 and 2023.

During the years ended December 31, 2024, 2023 and 2022, we recognized $0.5 million, $0.5 million, and no revenue, respectively, from Medison primarily related to the delivery of drug supplies and earned royalties.

Knight Commercial License and Supply Agreement

We have commercial license and supply agreements with Knight entered in May 2022 for the exclusive commercialization of fostamatinib for approved indications in Knight territory. Pursuant to such commercial license agreement, we received a $2.0 million one-time, non-refundable, and non-creditable upfront payment, with potential for up to an additional $20.0 million in regulatory and sales-based commercial milestone payments, and will receive twenty- to mid-thirty percent, tiered, escalated net-sales based royalty payments for products sold in the Knight territory. We accounted for this agreement under ASC 606 and identified that the upfront payment was a consideration for granting Knight the license to commercialize fostamatinib for approved indication in the Knight territory, and no further material deliverables associated to such upfront payment. As such, we recognized the upfront payment as revenue during the year ended December 31, 2022. No revenue was recognized during the years ended December 31, 2024 and 2023 from Knight. We are also responsible for the exclusive manufacture and supply of fostamatinib for all future development and commercialization activities under the agreement.

Dr. Reddy’s Commercial License Agreement

In November 2024, we entered into a commercial license agreement with Dr. Reddy’s Laboratories, Ltd. (Dr. Reddy’s) to grant Dr. Reddy’s an exclusive license to develop and commercialize olutasidenib in Dr. Reddy’s territory which includes Latin America, South Africa, India, certain countries in the CIS, Southeast Asia Region and North Africa, Australia, and New Zealand. Pursuant to the commercial license agreement, we were entitled to receive a $4.0 million one-time, non-refundable and non-creditable upfront payment, which amount, net of applicable foreign withholding taxes was received in February 2025. In addition, we are also entitled to a potential for up to an additional $36.0 million in regulatory and sales-based commercial milestone payments, and will receive high teens- to thirty percent, tiered, escalated net-sales based royalty payments for products sold in Dr. Reddy’s territory, subject to certain standard reductions and offsets. Dr. Reddy’s is responsible for performing and funding all development activities necessary to obtain regulatory approval and commercialize olutasidenib in the Dr. Reddy’s territory. We are responsible for the exclusive manufacture and supply of olutasidenib for all future development and commercialization activities under the agreement.

We accounted for this agreement following ASC 606 and concluded at the inception of the agreement, the upfront cash payment of $4.0 million was the consideration for granting the license right to Dr. Reddy’s, and there are no other material deliverables associated with the upfront payment. Accordingly, we recognized the upfront payment as revenue during the year ended December 31, 2024. The variable considerations related to future development, regulatory and commercial milestones were fully constrained because it was probable that a significant reversal of cumulative revenue would occur, given the inherent uncertainty of success with these future milestones. We will re-evaluate the transaction price in each reporting period as uncertain events are resolved or other changes in circumstances occur. We will recognize revenues related to the supply of olutasidenib upon delivery and when we are entitled to receive the product transfer price payments.

Under the license and services agreement with Forma as discussed in “Note 5 – In-Licensing and Acquisition”, Forma is entitled to a certain portion of sublicensing revenue from olutasidenib. During the year ended December 31, 2024, we recorded $0.9 million sublicense revenue fee which we recorded within cost of product sales, associated with the upfront payment from Dr. Reddy’s.

Government Contracts

DOD

In January 2021, we were awarded by the DOD to support our Phase 3 clinical trial to evaluate the safety and efficacy of fostamatinib for the treatment of hospitalized high-risk patients with COVID-19. No revenue was recognized related to this grant for the year ended December 31, 2024. For the years ended December 31, 2023 and 2022, $1.0 million and $4.5 million, respectively, of revenue was recognized related to this grant.

BARDA

In August 2023, we were awarded up to $0.8 million by BARDA for our evaluation of fostamatinib in mitigating the impact of long-term respiratory distress. No revenue was recognized related to this grant for the year ended December 31, 2024. For the year ended December 31, 2023, we recognized $0.1 million of revenue related to this grant.

Strategic Development Collaborations with MD Anderson and CONNECT

In December 2023, we entered into a Strategic Collaboration Agreement with MDACC, a comprehensive cancer research, treatment, and prevention center. The collaboration will expand our evaluation of REZLIDHIA (olutasidenib) in AML and other hematologic cancers. Under the collaboration, we will provide MDACC the study materials and $15.0 million in time-based milestone payments as compensation for services to be provided for the studies, over the five-year collaboration term, unless terminated earlier as provided for in the agreement. Through December 31, 2024, we provided $2.0 million funding to MDACC.

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

Of the total closing purchase price, $10.0 million was paid in July 2024. The remaining $5.0 million was outstanding and presented as acquisition-related liabilities in the balance sheet as of December 31, 2024. We classified the outstanding acquisition-related liabilities as non-current considering the amount is expected to be payable in a period longer than one year. In accordance with the guidance, we classify the payments of the closing purchase price under financing activity in the statements of cash flows, considering that the payment was not made soon after the acquisition date.

The contingent considerations relating to future commercial and regulatory milestones were not included in the total purchase price consideration, and will be accounted for when the contingency is resolved and the consideration becomes payable. Royalties are recognized within cost of product sales, as revenue from GAVRETO product sales is recognized.

In an asset acquisition, the acquiring entity should recognize the assets acquired at cost to the acquiring entity which includes transaction costs and consideration given, allocated based on a relative fair value of the assets acquired measured at acquisition date. The fair value of the developed technology, customers, trademarks and trade name was estimated using a multi-period excess earnings income approach that discounts expected cash flows to present value by applying discount rate that represents the estimated rate that market participants would use to value such assets. The relative fair value is based on estimates that required judgement and certain assumptions, categorized as Level 3 in the fair value hierarchy. Since we acquired a single asset, the total purchase consideration was recorded as intangible assets. The related intangible assets are being amortized on a straight-line basis over the estimated useful life of 12 years, and the related amortization is recorded within cost of product sales.

Simultaneously and in connection with entering into the Asset Purchase Agreement, we also entered into certain supporting agreements, including a customary transition agreement, pursuant to which, during the transition period, Blueprint will transition regulatory and distribution responsibility for GAVRETO to us. We also agreed to purchase certain drug product inventories from Blueprint under a Material Transfer Agreement, and received such inventories amounting to approximately $6.5 million during the year ended December 31, 2024.

License and Transition Services Agreement with Forma

We have a license and transition services agreement with Forma entered in July 2022, for an exclusive license to develop, manufacture and commercialize olutasidenib, a proprietary inhibitor of mutated IDH1 (mIDH1), for any uses worldwide, including for the treatment of AML and other malignancies. Forma became a wholly owned subsidiary of Novo Nordisk following the closing of its acquisition in October 2022. Pursuant to the terms of the license and transition services agreement, we paid an upfront fee of $2.0 million, with the potential to pay up to $67.5 million of additional payments upon achievement of specified development and regulatory milestones and up to $165.5 million of additional payments upon achievement of certain commercial milestones. In addition, subject to the terms and conditions of the license and transition services agreement, Forma would be entitled to tiered royalty payments on net sales of licensed products at percentages ranging from low-teens to mid-thirties, as well as certain portion of our sublicensing revenue, subject to certain standard reductions and offsets.

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

Under the accounting guidance, we account for contingent cash payments when it is probable that a liability is incurred and the amount can be reasonably estimated. We account for milestone payment obligations incurred at development stage and prior to a regulatory approval of an indication associated with the acquired licensed asset as research and development expense when the event requiring payment of the milestone occurs. Milestone payment obligations incurred upon and after a regulatory approval of an indication associated with the acquired licensed asset, and at the commercial stage, are recorded as intangible asset when the event requiring payment of the milestones occurs. Prior to the FDA approval of REZLIDHIA in December 2022, we achieved certain regulatory milestone which entitled Forma to receive a $2.5 million milestone payment. Because such milestone payment obligation was incurred prior to a regulatory approval of an indication associated with the acquired licensed asset, we recorded such amount as IPR&D and recorded such cost within research and development expense during the year ended December 31, 2022. On December 1, 2022, the FDA approved REZLIDHIA capsules for the treatment of adult patients with R/R AML with susceptible IDH1 mutations as detected by an FDA-approved test. Following the FDA approval, we launched REZLIDHIA and made first shipments of the product to our customers in December 2022. With this FDA approval and first commercial sale of the product, Forma was entitled to receive a total of $15.0 million in milestone payments. Since such milestone payment obligations were incurred upon and after regulatory approval of the product, we recorded such amount as intangible asset on our balance sheet. No new milestone was met in 2023 and 2024.

The amount recorded as intangible assets are being amortized on a straight-line basis over the estimated useful life of 14 years, and the related amortization is recorded within cost of product sales. Royalties are recognized within cost of product sales, as revenue from REZLIDHIA product sales is recognized.

6. STOCK-BASED COMPENSATION

Total stock-based compensation expense related to all of our stock-based awards was as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Selling, general and administrative	$10,879	$6,712	$10,217
Research and development	1,514	2,094	2,168
Total stock-based compensation expense	$12,393	$8,806	$12,385

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

During the year ended December 31, 2024, our Board of Directors approved additional 240,197 shares of common stock reserved for issuance under our Inducement Plan. In May 2024, our stockholders approved an amendment to our 2018 Plan, to, among other items, add an additional 650,000 shares to the number of shares of common stock authorized for issuance under our 2018 Plan.

Stock Options and RSUs

The following table summarizes stock options and RSUs activity, and shares available for grant under our Equity Incentive Plans for the periods presented:

		Stock Options			RSUs
			Weighted	Weighted		Weighted Average
	Shares Available	Number of	Average	Intrinsic Value	Number of	Grant Date
	For Grant	Shares	Exercise Price	(in thousands)	Shares	Fair Value
Outstanding as of December 31, 2023	1,387,129	3,411,632	$25.62		185,938	$19.82
Authorized for grant	890,197
Granted	(1,155,881)	717,106	$12.68		304,705	$12.81
Exercised/Released	—	(93,386)	$16.08		(68,908)	$18.52
Cancelled and forfeited	476,776	(470,634)	$27.65		(34,453)	$15.26
Outstanding as of December 31, 2024	1,598,221	3,564,718	$23.00	$4,528	387,282	$14.94
Vested and expected to vest as of December 31, 2024		3,454,968	$22.80	$4,510
Exercisable as of December 31, 2024		2,652,876	$24.87	$1,761

Of the total stock options outstanding as of December 31, 2024, 109,750 shares outstanding are performance-based stock options wherein the achievements of the corresponding corporate-based milestones were not probable. Accordingly, the related grant date fair value for these performance-based stock options of $2.1 million has not been recognized as stock-based compensation expense as of December 31, 2024.

The aggregate intrinsic values of stock options outstanding, vested and expected to vest, and exercisable represents the difference between the exercise price of the underlying awards and the quoted price of our common stock for the options that were in-the-money as of December 31, 2024. For the years ended December 31, 2024, 2023 and 2022, the aggregate intrinsic values of stock option exercises were approximately $0.6 million, $0.02 million and $0.2 million, respectively, representing the difference between the fair value of our common stock at the date of exercise and the exercise price paid.

Stock option grants generally vest over 3 to 4 years, and are exercisable for a period of 10 years. For the years ended December 31, 2024, 2023 and 2022, we granted options to purchase 717,106 shares, 367,180 shares and 817,911 shares, respectively, of common stock, with weighted-average grant date fair value of $9.71 per share, $12.80 per share and $12.90 per share, respectively.

The following table summarizes the weighted-average assumptions relating to stock options granted during the periods presented:

	Year Ended December 31,
	2024	2023	2022
Risk-free interest rate	4.1%	3.9%	2.6%
Expected term (in years)	6.1	6.8	6.3
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	87.7%	84.0%	74.8%

As of December 31, 2024, there was approximately $10.6 million of unrecognized stock-based compensation cost which is expected to be recognized over the remaining weighted-average period of 2.04 years, related to time-based stock options, performance-based stock options wherein achievement of the corresponding corporate-based milestones were considered as probable, and RSUs.

Outstanding stock options and stock options exercisable information by range of exercises prices as of December 31, 2024 was as follows:

	Options Outstanding			Options Exercisable
		Weighted-Average
	Number of	Remaining Contractual	Weighted-Average	Number of	Weighted-Average
Exercise Price	Shares	Life (in years)	Exercise Price	Shares	Exercise Price
$9.0 - $18.7	1,259,434	8.50	$13.66	586,971	$14.54
$19.6 - $21.1	464,302	3.61	$20.34	464,302	$20.34
$21.4 - $24.0	294,257	2.49	$22.59	283,257	$22.59
$24.2 - $24.2	538,753	6.13	$24.20	462,020	$24.20
$24.4 - $35.4	600,872	4.63	$31.58	453,338	$30.69
$35.9 - $39.80	221,918	4.33	$37.63	218,731	$37.64
$40.7 - $45.0	185,182	3.19	$44.90	184,257	$44.90
$9.0 - $45.0	3,564,718	5.82	$23.00	2,652,876	$24.87

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

Our previous 24-month offering period under our Purchase Plan ended on June 30, 2024, and a new 24-month offering period started on July 1, 2024. The fair value of awards under our Purchase Plan is estimated on the date of our new offering period using the Black-Scholes option pricing model, which is being amortized over the requisite service periods. As of December 31, 2024, there was approximately $0.3 million, which is expected to be recognized over the remaining weighted average period of 1.12 years, related to our Purchase Plan.

For the years ended December 31, 2024, 2023 and 2022, there were 65,409 shares, 94,179 shares and 114,685 shares, respectively, of common stock purchased under the Purchase Plan, at an average price of $7.06 per share, $10.60 per share and $10.10 per share, respectively. As of December 31, 2024, there were 184,174 shares reserved for future issuance under the Purchase Plan.

7. INVENTORIES

The following table summarizes inventories, net (in thousands):

	As of December 31,
	2024	2023
Raw materials	$1,077	$4,609
Work in process	1,226	1,876
Finished goods	5,014	1,508
Total	$7,317	$7,993
Reported as:
Inventories	$6,002	$5,522
Other assets	1,315	2,471
Total	$7,317	$7,993

Inventories as of December 31, 2024 and 2023 include inventories acquired from Forma pursuant to the license and transition agreement. Inventories as of December 31, 2024 also include inventories acquired from Blueprint pursuant to a Material Transfer Agreement as discussed in Note 5 – In-Licencing and Acquisition. As of December 31, 2024, advance payments to the manufacturer of our raw materials were included within prepaid and other current assets in the balance sheet amounted to $3.8 million. No such advance payment was included within prepaid and other current assets as of December 31, 2023.

Non-current inventories consists of active pharmaceutical ingredient classified as raw materials which have multi-year shelf life, as well as certain work in process and finished goods inventories that are not expected to be consumed beyond our normal operating cycle.

8. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash, cash equivalents and short-term investments consisted of the following (in thousands):

	As of December 31,
	2024	2023
Cash	$20,135	$8,247
Money market funds	16,386	9,685
US treasury bills	7,263	12,594
Government-sponsored enterprise securities	23,177	11,233
Corporate bonds and commercial paper	10,360	15,174
	$77,321	$56,933
Reported as:
Cash and cash equivalents	$56,746	$32,786
Short-term investments	20,575	24,147
	$77,321	$56,933

Cash equivalents and short-term investments include the following securities with gross unrealized gains and losses (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
As of December 31, 2024	Cost	Gains	Losses	Fair Value
US treasury bills	$7,260	$3	$—	$7,263
Government-sponsored enterprise securities	23,174	3	—	23,177
Corporate bonds and commercial paper	10,356	4	—	10,360
Total	$40,790	$10	$—	$40,800

		Gross	Gross
	Amortized	Unrealized	Unrealized
As of December 31, 2023	Cost	Gains	Losses	Fair Value
US treasury bills	$12,591	$3	$—	$12,594
Government-sponsored enterprise securities	11,230	7	(4)	11,233
Corporate bonds and commercial paper	15,172	5	(3)	15,174
Total	$38,993	$15	$(7)	$39,001

As of December 31, 2024 and 2023, our cash equivalents and short-term investments had a weighted-average time to maturity of approximately 69 days and 82 days, respectively. Our short-term investments are classified as available-for-sale securities. Accordingly, we have classified certain securities as short-term investments on our balance sheets as they are available for use in the current operations. As of December 31, 2024, there were no individual securities that were in a significant unrealized loss position, and no individual securities have been in a loss position for more than one year. We regularly review the securities in an unrealized loss position and evaluate the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. We have not recognized any credit losses on these securities as of December 31, 2024 and 2023.

9. FAIR VALUE

The table below summarizes the fair value of our cash equivalents and short-term investments measured at fair value on a recurring basis, and are categorized based upon the lowest level of significant input to the valuations (in thousands):

	Assets at Fair Value as of December 31, 2024
	Level 1	Level 2	Level 3	Total
Money market funds	$16,386	$—	$—	$16,386
US treasury bills	—	7,263	—	7,263
Government-sponsored enterprise securities	—	23,177	—	23,177
Corporate bonds and commercial paper	—	10,360	—	10,360
Total	$16,386	$40,800	$—	$57,186

	Assets at Fair Value as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Money market funds	$9,685	$—	$—	$9,685
US treasury bills	—	12,594	—	12,594
Government-sponsored enterprise securities	—	11,233	—	11,233
Corporate bonds and commercial paper	—	15,174	—	15,174
Total	$9,685	$39,001	$—	$48,686

10. OTHER BALANCE SHEET COMPONENTS

Property and equipment

Property and equipment consist of the following (in thousands):

	As of December 31,
	2024	2023
Laboratory equipment	$129	$1,470
Computer and software	153	363
Others	71	36
Total property and equipment	353	1,869
Less accumulated depreciation and amortization	(261)	(1,704)
Property and equipment, net	$92	$165

Depreciation and amortization expense was $0.1 million, $0.2 million and $0.9 million for the years ended December 31, 2024, 2023 and 2022, respectively. Certain property and equipment were either sold, retired or disposed of, which related costs and accumulated depreciation were removed from the balance sheet, and any resulting gain or loss were reflected in statements of operations in the period realized.

Intangible assets

Intangible assets consist of the following (in thousands):

	As of December 31,
	2024	2023
Intangible assets cost	$30,360	$15,000
Accumulated amortization	(3,260)	(1,122)
Intangible assets, net	$27,100	$13,878

See “Note 5 – In-Licensing and Acquisition” for related discussions of capitalized intangible assets. For the years ended December 31, 2024, 2023 and 2022, amortization expense recorded within cost of sales in the statements of operations were $2.1 million, $1.1 million and $0.1 million, respectively.

As of December 31, 2024, the weighted average remaining amortization period of outstanding intangible assets was 11.54 years. The following table presents the estimated future amortization expense of intangible assets (in thousands):

For the year ending December 31,
2025	$2,351
2026	2,351
2027	2,351
2028	2,351
2029	2,351
Thereafter	15,345
$27,100

Other accrued liabilities

Other accrued liabilities consist of the following (in thousands):

	As of December 31,
	2024	2023
Accrued commercial expenses	$3,661	$1,852
Accrued other expenses	6,735	3,482
Total other accrued liabilities	$10,396	$5,334

11. DEBT

The following table summarizes loans payable, net (in thousands):

	As of December 31,
	2024	2023
Principal outstanding	$60,000	$60,000
Unamortized debt issuance costs	(320)	(398)
Principal outstanding, net of unamortized debt issuance costs	$59,680	$59,602

Reported as:
Loans payable, net, current portion	$7,272	$7,229
Long-term portion of loans payable, net	52,408	52,373
	$59,680	$59,602

We have a Credit Agreement with MidCap entered on September 27, 2019 (Closing Date) and amended on March 29, 2021 (First Amendment), February 11, 2022 (Second Amendment), July 27, 2022 (Third Amendment), and April 11, 2024 (Fourth Amendment). The Credit Agreement provides for a $60.0 million term loan credit facility, which was fully funded as of December 31, 2024 and 2023.

In April 2024, we entered into Fourth Amendment to the Credit Agreement, which among other things, extended the maturity date and interest only period for the term loans, revised the interest rate, reset the prepayment fee, increased the exit fee, and updated certain financial covenants. Under the amended Credit Agreement, the term loans mature on September 1, 2027, and the interest-only period is through October 1, 2025. The interest rate applicable to the term loans under is the sum of one-month SOFR, plus an adjustment of 0.11448%, subject to 4.00% applicable floor, plus applicable margin of 6.50%. A final payment fee of 4.25% of principal is due at maturity date of the term loans. The amendment was accounted for as debt modification. The unamortized debt issuance costs are continuously being amortized as interest expense through maturity using the effective interest rate method.

Prior to the Fourth Amendment to the Credit Agreement, the term loans would mature on September 1, 2026, and the interest-only period was through October 1, 2024. The term loans bore interest rate equal to the sum of one-month SOFR, plus an adjustment of 0.11448%, subject to 1.50% applicable floor, plus applicable margin of 5.65%, and a final payment fee of 2.50% of principal due at maturity date.

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

Interest expense, including amortization of the debt discount and accretion of the final fees related to the Credit Agreement for the years ended December 31, 2024, 2023 and 2022 were $7.9 million, $6.8 million and $3.0 million, respectively. Accrued interest of $2.1 million and $1.5 million as of December 31, 2024 and 2023, respectively, was included within other accrued liabilities in the balance sheet.

The following table presents the future minimum principal payments of the outstanding loan as of December 31, 2024 (in thousands):

For the year ending December 31,
2025	$7,500
2026	30,000
2027	22,500
Principal amount (Tranches 1, 2, 3 and 4)	$60,000

The amended Credit Agreement contains certain covenants which, among others, require us to deliver financial reports at designated times of the year and maintain minimum unrestricted cash and trailing net revenues. As of December 31, 2024, we were not in violation of any covenants.

12. COMMITMENTS AND CONTINGENCIES

Operating Leases

We have a sublease agreement with Atara entered in October 2022 to sublease an office space currently used as headquarters located in South San Francisco, California. Subject to the terms of the sublease agreement, the lease term commenced in November 2022 and shall expire in May 2025. As of December 31, 2024, the future minimum lease payments related to our sublease agreement with Atara amounted to $0.3 million, and the weighted average remaining term of the lease was 0.42 years.

In February 2025, we entered into a lease agreement with 611 Gateway to lease the same office space currently subleased from Atara. Subject to the terms of the lease agreement, the lease term shall commence following the expiration of the sublease with Atara and shall expire in July 2027. Future minimum lease payments related to such lease amounted to approximately $1.4 million, of which, $0.3 million, $0.7 million and $0.4 million are due for the years ending December 31, 2025, 2026 and 2027, respectively.

We previously leased our prior headquarters office space located in South San Francisco, California with Healthpeak Properties, Inc. (formerly known as HCP BTC, LLC), and had a sublease agreement with an unrelated third-party to sublet a portion of the leased facility. Both the lease and the sublease expired in January 2023.

The components of our operating lease expense were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Fixed operating lease expense	$663	$1,109	$5,470
Variable operating lease expense	112	134	818
Total operating lease expense	$775	$1,243	$6,288

Supplemental information related to our operating lease expense was as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cash payments included in the measurement of operating lease liabilities	$739	$1,534	$10,485

Supplemental information related to our operating sublease was as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Fixed sublease expense	$—	$365	$4,381
Variable sublease expense	—	77	911
Sublease income	—	(442)	(5,292)
Net	$—	$—	$—

Purchase Commitments and Obligations

In the ordinary course of business, we enter into agreements with contract manufacturers to manufacture our inventory products. Although the agreements generally provide a termination clause with or without cause, we may still be subjected to payment of cancellation fees. The level of cancellation fees is generally dependent on the timing of the written notice in relation to the commencement of work, with the maximum cancellation fees equal to the full price of the work order. In October 2024, we entered into an agreement with a third-party contract manufacturer to manufacture TAVALISSE that is expected to be delivered starting in 2026 through 2029. As of December 31, 2024, the contractual obligation not included in our financial statements related an agreement that may potentially be subjected to cancellation fees amounted to approximately $24.1 million, with approximately $6.8 million due in one year and $9.3 million due within two to three years. As of December 31, 2024, we have not incurred any cancellation fees under our agreements with contract manufacturers

Legal Contingencies

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any material legal proceedings that, if determined adversely us, would have a material adverse effect on us. For more information, see “Part I, Item 3, Legal Proceedings” of this Annual Report on Form 10-K.

13. STOCKHOLDERS’ EQUITY

Preferred Stock

We are authorized to issue 10,000,000 shares of preferred stock. As of December 31, 2024 and 2023, there were no issued and outstanding shares of preferred stock. Our Board of Directors is authorized to fix or alter the designation, powers, preferences and rights of the shares of each series of preferred shares, and the qualifications, limitations or restrictions of any wholly unissued shares, to establish from time to time the number of shares constituting any such series, and to increase or decrease the number of shares, if any.

Common Stock

Our Certificate of Incorporation as amended and restated in May 2018, authorizes us to issue 400,000,000 shares of common stock.

Open Market Sale Agreement

In August 2020, we entered into an Open Market Sale Agreement with Jefferies, as a sole agent, pursuant to which we may sell from time to time, through Jefferies, shares of our common stock in sales deemed to be “at-the-market offerings” as defined in Rule 415 under the Securities Act, subject to conditions specified in the Open Market Sale Agreement, including maintaining an effective registration statement covering the sale of shares under the Open Market Sale Agreement. We have an active Registration Statement filed with the SEC, which registered, among other securities, a base prospectus which covers the offering, issuance, and sale by us of up to $250.0 million in the aggregate of the securities identified from time to time in one or more offerings, which include the $100.0 million of shares of our common stock that may be offered, issued and sold under the Open Market Sale Agreement. As of December 31, 2024, no shares had been sold under the Open Market Sale Agreement.

14. INCOME TAXES

The provision for income tax for the year ended December 31, 2024 of $0.9 million was related to foreign withholding tax and state taxes. We have not recorded federal income taxes due to the sufficient NOL carryforwards that were generated prior to the enactment of the Tax Act, as well as significant research and development credit carryforwards. We continue to record a full valuation allowance on our deferred tax assets considering our cumulative losses in prior years. For the years ended December 31, 2023 and 2022, there was no foreign withholding tax, and we have not recorded state and federal income taxes due to our pre-tax book losses and a full valuation allowance was recorded against our deferred tax assets.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets are as follows (in thousands):

	As of December 31,
	2024	2023
Deferred tax assets
Net operating loss carryforwards	$222,744	$229,967
Orphan drug and research and development credits	62,314	62,457
Capitalized research and development credits	19,604	21,017
Deferred revenue	10,181	11,223
Deferred compensation	11,701	10,365
Other, net	2,751	3,898
Deferred tax liabilities
Others	(61)	(296)
Total net deferred tax assets	329,234	338,631
Less: valuation allowance	(329,234)	(338,631)
Deferred tax assets, net of allowance	$—	$—

The valuation allowance decreased by approximately $9.4 million, and increased by $1.0 million and $15.3 million for the years ended December 31, 2024, 2023 and 2022, respectively.

The realization of deferred tax assets is dependent if there are sufficient positive evidences that exist to conclude that it is more-likely-than-not that our deferred tax assets will be realized. This assessment requires significant judgment. In making this determination, all available evidence, both positive and negative, shall be considered to determine whether, based on the weight of that evidence, a valuation allowance for deferred tax assets is needed. If sufficient positive evidence may become available to allow us to reach a conclusion that a portion of the valuation allowance against the deferred tax assets may be reversed, the reversal would result in an income tax benefit for the quarterly and annual fiscal period in which we determine to release such valuation allowance.

The reconciliation of the statutory federal income tax rate to the effective tax rate was as follows:

	Year Ended December 31,
	2024	2023	2022
Federal statutory tax rate	21.0%	(21.0)%	(21.0)%
State, net of federal benefit	1.5%	0.1%	0.0%
Valuation allowance	(30.3)%	13.9%	20.2%
Stock compensation	6.4%	5.3%	2.5%
Orphan drug and research and development credits	3.1%	0.2%	(2.6)%
Foreign tax	3.2%	—%	—%
Other, net	(0.1)%	1.5%	1.0%
Effective tax rate	4.8%	0.0%	0.1%

In general, under Section 382 of the Internal Revenue Code (Section 382), a corporation that undergoes an ownership change is subject to limitations on its ability to utilize its pre-change NOL carryovers and tax credits to offset future taxable income. Our existing NOL carryforwards and tax credits are subject to limitations arising from ownership changes which occurred in previous periods. We finalized our analysis of potential ownership changes and concluded our Section 382 owner shift analysis during the year ended December 31, 2012. We have updated our NOL carryforwards to reflect the results of the Section 382 owner shift analysis as of December 31, 2024. We did not experience any significant changes in ownership in the periods presented. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 and result in additional limitations.

As of December 31, 2024, we had NOL carryforwards for federal income tax purposes of approximately $940.9 million. Of the federal NOL carryforward, $801.7 million, which expire beginning in the year 2026 and the remaining NOL carryforwards can be carried forward indefinitely, subject to annual limitation of 80% of taxable income. We also had state NOL carryforwards of approximately $375.1 million, which expire beginning in the year 2028.

We have general business credits of approximately $44.6 million, which will expire beginning in 2025, if not utilized, and is consisted of research and development credits and orphan drug credits. We also have state research and development tax credits of approximately $32.4 million, which have no expiration date.

The following table summarizes the activity related to our gross unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2024	2023	2022
Balance at the beginning of the year	$8,672	$9,426	$9,186
Decrease related to prior year tax positions	—	(843)	—
Increase related to current year tax positions	108	89	240
Balance at the end of the year	$8,780	$8,672	$9,426

During the years ended December 2024, 2023 and 2022, the amount of unrecognized tax benefits increased due to additional research and development and orphan drug credits generated during those years. In 2023, we engaged our tax consultant to perform an orphan credits study for years 2015 to 2020. The results of the study decreased the unrecognized tax benefits by $4.7 million. The reversal of the uncertain tax benefits did not affect our effective tax rate as we continue to maintain a full valuation allowance against our deferred tax assets.

We are subject to federal income tax and various state taxes. Because of NOL and research credit carryovers, substantially all of our tax years remain open to examination.

Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. We currently have no tax positions that would be subject to interest or penalties.

15. SEGMENT INFORMATION

The following table presents segment information for the periods presented:

	Year Ended December 31,
	2024	2023	2022

	(in thousands)
Total Revenues	$179,278	$116,882	$120,242
Less:
Employee related expenses	69,807	63,429	69,477
Commercial related expenses	26,996	24,310	23,846
Cost of product sales	18,647	7,110	1,749
Consultants and third-party services	15,532	17,942	22,218
Outside clinical trial related expenses	10,978	9,694	29,981
Other segment items	13,126	14,888	28,521
Interest expense, net	5,826	4,600	3,023
Provision for income taxes	881	—	—
Segment income (loss)	$17,485	$(25,091)	$(58,573)

There is no reconciling items or adjustments between segment income (loss) presented above and net income (loss) as presented in our statements of operations. The CODM does not review assets in evaluating the segment results and therefore such information is not presented.

For details of revenues disaggregated by category, see “Note 3 – Revenues”.

Employee related expenses primarily comprised salaries, employee benefits, other employee related expenses and stock-based compensation expense. For details of stock-based compensation expense, see “Note 6 – Stock-Based Compensation.”

Other segment items for the periods presented primarily comprised travel related expenses, business insurance, taxes and licenses, and facility related expenses. Other segment items for the year ended December 31, 2022 also include restructuring costs and IPR&D.

16. RESTRUCTURING CHARGES

During the year ended December 31, 2022, we recorded restructuring charges of $1.3 million as a result of workforce reduction, primarily from development and administration group. Restructuring charges comprised cash severance, bonus and related employee benefits and taxes paid to affected employees.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its attestation report which is set forth below in this Annual Report on Form 10-K.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Rigel Pharmaceuticals, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Rigel Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Rigel Pharmaceuticals, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheets of the Company as of December 31, 2024 and 2023, the related statements of operations, comprehensive income (loss), stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated March 4, 2025 expressed an unqualified opinion thereon.

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
March 4, 2025

Item 9B. Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended December 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding our directors, executive officers and corporate governance is incorporated by reference to the information set forth under the captions “Election of Directors” and “Management—Executive Officers” in our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2024. Such information is incorporated herein by reference.

Information regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference to the information set forth under the caption “Delinquent Section 16(a) Reports” in our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2024. Such information, if any, is incorporated herein by reference.

We have insider trading policies and procedures that set forth acceptable transactions involving the purchase, sale and other disposition of our securities by employees and directors, as well as certain designated consultants and contractors. We believe these policies and procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations and listing standards applicable to the Company. A copy of our Insider Trading Policy is filed with this Annual Report on Form 10-K as Exhibit 19.1.

Item 11. Executive Compensation

Information regarding executive and director compensation is incorporated by reference to the information set forth under the captions “Compensation Discussion and Analysis,” “Executive Compensation” and “Director Compensation” in our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2024. Such information is incorporated herein by reference.

Information regarding Compensation Committee interlocks and insider participation is incorporated by reference to the information set forth under the caption “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2024. Such information is incorporated herein by reference.

Information regarding our Compensation Committee’s review and discussion of our Compensation Discussion and Analysis is incorporated by reference to the information set forth under the caption “Compensation Committee Report” in our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2024. Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management and securities authorized for issuance under our equity compensation plans is incorporated by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2024. Such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions and director independence is incorporated by reference to the information set forth under the captions “Transactions with Related Persons” and “Information Regarding the Board of Directors and Corporate Governance” in our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2024. Such information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information regarding principal accounting fees and services is incorporated by reference to the information set forth under the caption “Ratification of Selection of Independent Registered Public Accounting Firm” in our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2024. Such information is incorporated herein by reference.

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

EXHIBIT INDEX

1.1

Amended and Restated Open Market Sale Agreement, dated August 2, 2024, by and between Rigel Pharmaceuticals, Inc. and Jefferies LLC (filed as an exhibit to Rigel’s Registration Statement on Form S-3, dated August 2, 2024 and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation (filed as an exhibit to Rigel’s Current Report on Form 8-K dated June 24, 2003 and incorporated herein by reference).
3.2	Amended and Restated Bylaws (filed as an exhibit to Rigel’s Current Report on Form 8-K, dated November 3, 2022 and incorporated herein by reference).
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (filed as an exhibit to Rigel’s Current Report on Form 8-K, dated May 29, 2012 and incorporated herein by reference).
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (filed as an exhibit to Rigel’s Current Report on Form 8-K, dated May 18, 2018 and incorporated herein by reference).
3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (filed as an exhibit to Rigel’s Current Report on Form 8-K, dated June 27, 2024 and incorporated herein by reference).
4.1	Description of Capital Stock (filed as an exhibit to Rigel’s Annual Report on Form 10-K for the year ended December 31, 2020 filed on February 27, 2020 and incorporated herein by reference).
4.2	Form of warrant to purchase shares of common stock (filed as an exhibit to Rigel’s Registration Statement on Form S-1, filed on September 15, 2000, as amended and incorporated herein by reference).
4.3	Specimen Common Stock Certificate (filed as an exhibit to Rigel’s Current Report on Form 8-K dated June 24, 2003 and incorporated herein by reference).
10.1+	Form of Stock Option Agreement pursuant to 2000 Equity Incentive Plan (filed as an exhibit to Rigel’s Registration Statement on Form S-1, as amended and incorporated herein by reference).
10.2+	2000 Equity Incentive Plan, as amended (filed as an exhibit to Rigel’s Registration Statement on Form S-8 filed on June 21, 2013 and incorporated herein by reference).
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

10.8+	2018 Equity Incentive Plan, as amended (filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 filed on August 6, 2024 and incorporated herein by reference).
10.9+#	Rigel Pharmaceuticals, Inc. Inducement Plan, as amended.
10.10+	Form of Indemnity Agreement (filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, as amended, and incorporated herein by reference).

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

10.16+ ˄#	Offer Letter from Rigel Pharmaceuticals, Inc. to Lisa Rojkjaer, M.D., dated December 20, 2023.
10.17˄

License and Transition Services Agreement with Forma Therapeutics, Inc. dated July 27, 2022 (filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 filed on November 3, 2022 and incorporated herein by reference).

10.18˄

Amendments 1, 2 and 3 to License and Transition Services Agreement with Forma Therapeutics, Inc. (filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 filed on August 1, 2023 and incorporated herein by reference).

10.19˄

License and Collaboration Agreement with Eli Lilly and Company, dated February 28, 2021 (filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 filed on May 5, 2021 and incorporated herein by reference).

10.20˄

Amendment 1 to License and Collaboration Agreement with Eli Lilly and Company, dated September 28, 2023 (filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 filed on November 7, 2023 and incorporated herein by reference).

10.21˄

Amendment No. 2 to the License and Collaboration Agreement with Eli Lilly and Company, dated March 11, 2024 (filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 filed on May 7, 2024 and incorporated herein by reference).

10.22˄

Collaboration and License Agreements with Kissei Pharmaceutical Co., Ltd., dated October 29, 2018 (filed as an exhibit to Rigel’s Annual Report on Form 10-K for the year ended December 31, 2018 filed on February 28, 2019 and incorporated herein by reference).

10.23˄

Supply Agreements with Kissei Pharmaceutical Co., Ltd., dated October 29, 2018 (filed as an exhibit to Rigel’s Annual Report on Form 10-K for the year ended December 31, 2018 filed on February 28, 2019 and incorporated herein by reference).

10.24˄

Amendments 1, 2, 3, and 4 to the Collaboration and License Agreement with Kissei Pharmaceutical Co., Ltd., dated October 29, 2018 (filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 filed on November 7, 2024 and incorporated herein by reference).

10.25˄#	Amendment 5 to the Collaboration and License Agreement with Kissei Pharmaceutical Co., Ltd., dated October 23, 2024.
10.26˄

Exclusive Commercialization License Agreement with Grifols Worldwide Operations Limited, dated January 22, 2019 (filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 filed on May 7, 2019 and incorporated herein by reference).

10.27˄

Collaboration Agreement between Rigel and Daiichi Pharmaceutical Co., Ltd., dated August 1, 2002 (filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference).

10.28˄

Credit and Security Agreement, dated as of September 27, 2019, among Rigel Pharmaceuticals, Inc. MidCap Financial Trust, as agent and lender, and the additional lenders from time to time party thereto (filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 filed on November 5, 2019 and incorporated herein by reference).

10.29˄

First Amendment to the Credit and Security Agreement with MidCap Financial Trust, dated March 29, 2021 (filed as an exhibit to Rigel’s Annual Report on Form 10-K for the year ended December 31, 2021 filed on March 1, 2022 and incorporated herein by reference).

10.30˄

Second Amendment to the Credit and Security Agreement with MidCap Financial Trust, dated February 11, 2022 (filed as an exhibit to Rigel’s Annual Report on Form 10-K for the year ended December 31, 2021 filed on March 1, 2022 and incorporated herein by reference).

10.31˄

Third Amendment to the Credit and Security Agreement with MidCap Financial Trust, dated July 27, 2022 (filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 filed on November 3, 2022 and incorporated herein by reference).

10.32˄

Fourth Amendment to the Credit and Security Agreement with MidCap Financial Trust, dated April 11, 2024 (filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 filed on May 7, 2024 and incorporated herein by reference).

10.33˄

Sublease Agreement with Atara Biotherapeutics, Inc., dated October 28, 2022 (filed as an exhibit to Rigel’s Annual Report on Form 10-K for the year ended December 31, 2022 filed on March 7, 2023 and incorporated herein by reference).

10.34#	Amendment No. 1 to Sublease Agreement with Atara Biotherapeutics, Inc., dated October 10, 2024.
10.35˄#	Lease Agreement with 611 Gateway Center LP, dated February 25, 2025.
10.36˄

Asset Purchase Agreement with Blueprint Medicines Corporation, dated February 22, 2024 (filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 filed on May 7, 2024 and incorporated herein by reference).

10.37˄

Collaboration and License Agreement with Kissei Pharmaceutical Co., Ltd., dated September 3, 2024 (filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 filed on November 7, 2024 and incorporated herein by reference).

10.38˄

Supply Agreement with Kissei Pharmaceutical Co., Ltd., dated September 3, 2024 (filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 filed on November 7, 2024 and incorporated herein by reference).

19.1#	Rigel Pharmaceuticals, Inc. Insider Trading Policy.
23.1#	Consent of Independent Registered Public Accounting Firm.
24.1#	Power of Attorney (included on signature page).
31.1#	Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2#	Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32.1*#	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
97

Incentive Compensation Recoupment Policy (Clawback Policy), dated August 10, 2023 (filed as an exhibit to Rigel’s Annual Report on Form 10-K for the December 31, 2024 filed on March 5, 2024 and incorporated herein by reference).

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

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of South San Francisco, State of California, on March 4, 2025.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Raul R. Rodriguez	Chief Executive Officer and Director	March 4, 2025
Raul R. Rodriguez	(Principal Executive Officer)

/s/ Dean L. Schorno	Chief Financial Officer	March 4, 2025
Dean L. Schorno	(Principal Financial Officer)

/s/ Gregg Lapointe	Chairman of the Board	March 4, 2025
Gregg Lapointe

/s/ Kamil Ali-Jackson	Director	March 4, 2025
Kamil Ali-Jackson

/s/ Alison L. Hannah	Director	March 4, 2025
Alison L. Hannah

/s/ Walter H. Moos	Director	March 4, 2025
Walter H. Moos

/s/ Jane Wasman	Director	March 4, 2025
Jane Wasman