Form 10-Q
period 2025-03-31
RIGEL PHARMACEUTICALS INC
filed 2025-05-06
CIK 1034842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

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

As of May 1, 2025, there were 17,872,432 shares of the registrant’s Common Stock outstanding.

RIGEL PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

RIGEL PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

(In thousands)

	As of
	March 31, 2025	December 31, 2024 (1)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$45,728	$56,746
Short-term investments	31,371	20,575
Accounts receivable, net	41,547	41,615
Inventories	4,659	6,002
Prepaid and other current assets	23,258	10,165
Total current assets	146,563	135,103
Property and equipment, net	76	92
Intangible assets, net	26,512	27,100
Operating lease right-of-use assets	1,305	246
Other assets	1,516	1,435
Total assets	$175,972	$163,976
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,954	$3,339
Accrued compensation	6,024	10,139
Accrued research and development	4,648	4,073
Revenue reserves and refund liability	27,935	26,440
Loans payable, net, current portion	14,815	7,272
Other accrued liabilities	7,442	10,396
Deferred revenue	1,355	1,355
Lease liabilities, current portion	456	285
Total current liabilities	66,629	63,299
Acquisition-related liabilities	5,000	5,000
Long-term portion of lease liabilities	864	—
Long-term portion of loans payable, net	44,931	52,408
Other long-term liabilities	39,981	39,981
Total liabilities	157,405	160,688

Commitments

Stockholders’ equity:
Common stock	18	18
Additional paid-in capital	1,397,170	1,393,325
Accumulated other comprehensive (loss) income	(2)	10
Accumulated deficit	(1,378,619)	(1,390,065)
Total stockholders’ equity	18,567	3,288
Total liabilities and stockholders’ equity	$175,972	$163,976
(1)	The balance sheet as of December 31, 2024 has been derived from the audited financial statements included in Rigel’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (SEC) on March 4, 2025.

See Accompanying Notes to Condensed Financial Statements

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues:
Product sales, net	$43,550	$26,003
Contract revenues from collaborations	9,783	3,531
Total revenues	53,333	29,534
Costs and expenses:
Cost of product sales	4,409	2,025
Research and development	8,436	6,026
Selling, general and administrative	27,715	28,449
Total costs and expenses	40,560	36,500
Income (loss) from operations	12,773	(6,966)
Interest income	591	593
Interest expense	(1,853)	(1,874)
Income (loss) before income taxes	11,511	(8,247)
Provision for income taxes	65	—
Net income (loss)	$11,446	$(8,247)

Net income (loss) per share(1)
Basic	$0.64	$(0.47)
Diluted	$0.63	$(0.47)
Weighted average shares used in computing net income (loss) per share (1)
Basic	17,808	17,520
Diluted	18,169	17,520
(1)	Share and per share amounts have been restated to reflect the 1-for-10 reverse stock split effected on June 27, 2024 on a retroactive basis for prior period presented.

See Accompanying Notes to Condensed Financial Statements

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2025	2024
Net income (loss)	$11,446	$(8,247)
Other comprehensive loss:
Net unrealized loss on short-term investments	(12)	(13)
Comprehensive income (loss)	$11,434	$(8,260)

See Accompanying Notes to Condensed Financial Statements

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

(unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of January 1, 2025	17,710,216	$18	$1,393,325	$10	$(1,390,065)	$3,288
Net income	—	—	—	—	11,446	11,446
Net change in unrealized loss on short-term investments	—	—	—	(12)	—	(12)
Issuance of common stock upon exercise of options, net of shares withheld	30,892	—	484	—	—	484
Issuance of common stock upon vesting of restricted stock units (RSUs)	125,783	—	—	—	—	—
Stock-based compensation expense	—	—	3,361	—	—	3,361
Balance as of March 31, 2025	17,866,891	$18	$1,397,170	$(2)	$(1,378,619)	$18,567

			Additional	Accumulated Other		Total
	Common Stock (1)		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital (1)	Income (Loss)	Deficit	(Deficit)
Balance as of January 1, 2024	17,482,513	$17	$1,378,881	$8	$(1,407,550)	$(28,644)
Net loss	—	—	—	—	(8,247)	(8,247)
Net change in unrealized loss on short-term investments	—	—	—	(13)	—	(13)
Issuance of common stock upon exercise of options	9,066	—	89	—	—	89
Issuance of common stock upon vesting of RSUs	48,658	—	—	—	—	—
Stock-based compensation expense	—	—	5,144	—	—	5,144
Balance as of March 31, 2024	17,540,237	$17	1,384,114	$(5)	$(1,415,797)	$(31,671)

(1)	All share amounts in this column, including appropriate reclassifications between common stock and additional paid-in capital, have been restated to reflect the 1-for-10 reverse stock split effected on June 27, 2024 on a retroactive basis.

See Accompanying Notes to Condensed Financial Statements

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2025	2024
Operating activities
Net income (loss)	$11,446	$(8,247)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation expense	3,324	5,134
Depreciation and amortization	604	400
Net amortization of discount on short-term investments and term loans	(190)	(205)
Changes in assets and liabilities:
Accounts receivable, net	68	3,038
Inventories	1,413	(2,310)
Prepaid and other current and non-current assets	(13,150)	(2,584)
Right-of-use assets	(1,059)	149
Accounts payable	615	2,134
Accrued compensation	(4,115)	(3,430)
Accrued research and development	575	614
Revenue reserves and refund liability	1,495	361
Other accrued liabilities	(2,954)	101
Lease liability	1,035	(168)
Net cash used in operating activities	(893)	(5,013)
Investing activities
Maturities of short-term investments	11,100	8,250
Purchases of short-term investments	(21,652)	(7,799)
Payments for acquisition of intangible assets	—	(138)
Net cash (used in) provided by investing activities	(10,552)	313
Financing activities
Net proceeds from issuance of common stock from equity plans	484	89
Cost share payments to a collaboration partner	—	(2,601)
Net cash provided by (used in) financing activities	484	(2,512)
Net decrease in cash, cash equivalents and restricted cash	(10,961)	(7,212)
Cash and cash equivalents at beginning of period	56,746	32,786
Cash, cash equivalents, and restricted cash at end of period	$45,785	$25,574
Supplemental disclosure of cash flow information
Interest paid	$1,653	$1,684
Increase in right-of-use assets and lease liability	$1,220	$—
Acquisition-related liabilities	$5,000	$15,222

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

GAVRETO® (pralsetinib) is our third FDA-approved product which we began commercializing in June 2024. GAVRETO is a once daily, small molecule, oral, kinase inhibitor of wild-type rearranged during transfection (RET) and oncogenic RET fusions. GAVRETO is approved by the FDA for the treatment of adult patients with metastatic RET fusion-positive non-small cell lung cancer (NSCLC) as detected by an FDA-approved test. GAVRETO is also approved under accelerated approval based on overall response rate and duration response rate, for the treatment of adult and pediatric patients 12 years of age and older with advanced or metastatic RET fusion-positive thyroid cancer who require systemic therapy and who are radioactive iodine-refractory (if radioactive iodine is appropriate). We acquired the rights to research, develop, manufacture and commercialize GAVRETO in the US from Blueprint Medicines Corporation (Blueprint) pursuant to an Asset Purchase Agreement entered in February 2024.

We continue to advance the development of R289, our dual interleukin receptor-associated kinases 1 and 4 (IRAK 1/4) inhibitor program, in an open-label, Phase 1b study to determine the tolerability and preliminary efficacy of the drug in patients with lower-risk myelodysplastic syndrome (MDS) who are relapsed, refractory or resistant to prior therapies.

We have strategic development collaborations with the University of Texas MD Anderson Cancer Center (MDACC) to expand our evaluation of olutasidenib in AML and other hematologic cancers with IDH1 mutations, and with Collaborative Network for Neuro-Oncology Clinical Trials (CONNECT) to conduct a Phase 2 clinical trial to evaluate olutasidenib in combination with temozolomide in patients with high-grade glioma (HGG) harboring an IDH1 mutation. We also have a receptor-interacting serine/threonine-protein kinase 1 (RIPK1) inhibitor program in clinical development with our partner Eli Lilly and Company (Lilly).

Basis of Presentation

Our accompanying unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles (US GAAP), for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Act of 1933, as amended (Securities Act). Accordingly, they do not include all the information and notes required by US GAAP for complete financial statements. These unaudited condensed financial statements include only normal and recurring adjustments that we believe are necessary to fairly state our financial position and the results of our operations and cash flows. Interim-period results are not necessarily indicative of results of operations or cash flows for a full-year or any subsequent interim period. The balance sheet as of December 31, 2024 has been derived from audited financial statements at that date but does not include all disclosures required by US GAAP for complete financial statements. Because certain disclosures required by US GAAP for complete financial statements are not included herein, these interim unaudited condensed financial statements and the notes accompanying them should be read in conjunction with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Significant Accounting Policies

Our significant accounting policies are described in “Note 1 – Description of Business and Summary of Significant Accounting Policies” to our “Notes to Financial Statements” contained in Part II, Item 8, “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2024.

Liquidity

As of March 31, 2025, we had approximately $77.1 million in cash, cash equivalents and short-term investments. We finance our operations primarily through sales of our products, and contract payments under our collaboration agreements, as well as through equity securities and debt financing.

Based on our current operating plan, we believe that our existing cash, cash equivalents, and short-term investments will be sufficient to fund our expenses and capital expenditure requirements for at least the next 12 months from the date of issuance of this Form 10-Q.

Recently Issued Accounting Standards

In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures. This new guidance improves the disclosures about a public business entity’s expenses by requiring more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation and amortization) included within income statement expense captions. This guidance is effective for our annual reporting for the fiscal year ending December 31, 2027, and interim reporting periods beginning for the fiscal year ending December 31, 2028, early adoption is permitted. Upon adoption, this guidance may be applied prospectively to reporting periods after the effective date or retrospectively to all periods presented in the financial statements. We are currently evaluating this guidance and assessing the potential impact on our financial statements and disclosures.

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

2.	Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share amounts):

	Three Months Ended March 31,
	2025	2024
EPS Numerator:
Net income (loss)	$11,446	$(8,247)
EPS Denominator—Basic:
Weighted-average common shares outstanding	17,808	17,520
EPS Denominator—Diluted:
Weighted-average common shares outstanding	17,808	17,520
Dilutive effect of stock options, RSUs and shares under Purchase Plan	361	—
Weighted-average shares outstanding and common stock equivalents	18,169	17,520

Net income (loss) per share
Basic	$0.64	$(0.47)
Diluted	$0.63	$(0.47)

The potential shares of common stock that were excluded from the computation of diluted net income (loss) per share for the periods presented because including them would have been antidilutive are as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Stock options	2,582	3,713
RSUs	231	407
Shares under Purchase Plan	25	24
Total	2,838	4,144

3.	Revenues

Revenues disaggregated by category were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Product sales:
Gross product sales	$60,192	$38,426
Discounts and allowances	(16,642)	(12,423)
Total product sales, net	43,550	26,003
Revenues from collaborations:
Milestone revenue	3,000	—
Delivery of drug supplies, royalty and others	6,783	3,531
Total revenues from collaborations	9,783	3,531
Total revenues	$53,333	$29,534

Revenue from product sales is related to sales of our commercial products to our customers. For detailed discussions of our revenues from collaborations and government contracts, see “Note 4 – Sponsored Research, License Agreements and Government Contracts.”

Our net product sales include gross product sales, net of chargebacks, discounts and fees, government and other rebates and returns. Of the total discounts and allowances from gross product sales for the three months ended March 31, 2025 and 2024, $16.1 million and $12.3 million, respectively, was accounted for as additions to revenue reserves and refund liability, and $0.5 million and $0.1 million, respectively, as reductions in accounts receivable (as it relates to allowance for prompt pay discount) and prepaid and other current assets (as it relates to certain chargebacks and other fees that were prepaid) in the condensed balance sheet.

The following tables summarize the activities in chargebacks, discounts and fees, government and other rebates and returns that were accounted for within revenue reserves and refund liability, for each of the periods presented (in thousands):

	Chargebacks,	Government
	Discounts and	and Other
	Fees	Rebates	Returns	Total
Balance as of January 1, 2025	$13,374	$8,343	$4,723	$26,440
Provision related to current period sales	12,811	3,654	398	16,863
Adjustment related to prior period sales	—	(148)	(560)	(708)
Credit or payments made during the period	(12,928)	(1,669)	(63)	(14,660)
Balance as of March 31, 2025	$13,257	$10,180	$4,498	$27,935

	Chargebacks,	Government
	Discounts and	and Other
	Fees	Rebates	Returns	Total
Balance as of January 1, 2024	$8,236	$3,517	$3,931	$15,684
Provision related to current period sales	9,763	2,280	224	12,267
Credit or payments made during the period	(10,255)	(1,609)	(42)	(11,906)
Balance as of March 31, 2024	$7,744	$4,188	$4,113	$16,045

The following table summarizes the percentages of revenues from each of our customers who individually accounted for 10% or more of the total net product sales and revenues from collaborations:

	Three Months Ended March 31,
	2025	2024
McKesson Corporation	42%	42%
Cencora Inc. (formerly ASD Healthcare)	20%	23%
Optime Care, Inc.	11%	*
Cardinal Health, Inc.	*	23%

*Denotes less than 10%

4.	Sponsored Research, License Agreements and Government Contracts

Sponsored Research and License Agreements

We conduct research and development programs independently and in connection with our corporate collaborators. As of March 31, 2025, we are a party to collaboration agreements with Lilly to develop and commercialize ocadusertib (previously R552), a RIPK1 inhibitor, for the treatment of non-central nervous system (non-CNS) diseases and collaboration aimed at developing additional RIPK1 inhibitors for the treatment of central nervous system (CNS) diseases; with Grifols S.A. (Grifols) to commercialize fostamatinib for human diseases in all indications in Grifols territory which includes Europe, the UK, Turkey, the Middle East, North Africa and Russia (including Commonwealth of Independent States); with Kissei Pharmaceutical Co., Ltd. (Kissei) to develop and commercialize fostamatinib in Japan, China, Taiwan and the Republic of Korea (Korea), and olutasidenib in Japan, Korea and Taiwan; with Medison Pharma Trading AG (Medison Canada) and Medison Pharma Ltd. (Medison Israel and, together with Medison Canada, Medison) to commercialize fostamatinib in all indications, in Medison territory which includes Canada and Israel; with Knight Therapeutics International SA (Knight) to commercialize fostamatinib in all indications, in Knight territory which includes Latin America, consisting of Mexico, Central and South America, and the Caribbean; and with Dr. Reddy’s Laboratories (Dr. Reddy’s) to commercialize olutasidenib in Dr. Reddy’s territory which includes Latin America, South Africa, India, Australia, New Zealand, and certain countries in the CIS, Southeast Asia region and North Africa.

Further, we are also a party to collaboration agreements, but do not have ongoing performance obligations with BerGenBio ASA (BerGenBio) for the development and commercialization of AXL receptor tyrosine kinase inhibitor, R428 (now referred to as bemcentinib (BGB324)), and with Daiichi Sankyo (Daiichi) to pursue research related to murine double minute 2 (MDM2) inhibitor, DS-3032 (now referred as melademetan).

Under the above existing agreements that we entered into in the ordinary course of business, we received or may be entitled to receive upfront cash payments, payments contingent upon specified events achieved by such partners and royalties on any net sales of products sold by such partners under the agreements. As of March 31, 2025, total future contingent payments to us under all of the above existing agreements was approximately $1.5 billion, if all potential product candidates achieved all of the payment triggering events under all of our current agreements. Of this amount, $279.5 million relates to the achievement of development events, $310.6 million relates to the achievement of regulatory events and $902.0 million relates to the achievement of certain commercial events. This estimated future contingent amount does not include any estimated royalties that could be due to us if the partners successfully commercialize any of the licensed products. Future events that may trigger payments to us under the agreements are based solely on our partners’ future efforts and achievements of specified development, regulatory and/or commercial events.

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

Under the Lilly Agreement, we were responsible for performing and funding initial discovery and identification of CNS disease development candidates. Following candidate selection, Lilly is responsible for performing and funding all future development and commercialization of the CNS disease development candidates. Under the Lilly Agreement, we are responsible for 20% of the development costs for ocadusertib in the US, Europe, and Japan, up to a specified cap, and Lilly is responsible for funding the remainder of all development activities for ocadusertib and other non-CNS disease development candidates. Pursuant to the terms of the Lilly Agreement, we have the right to opt-out of co-funding the ocadusertib development activities in the US, Europe and Japan at two different specified times and as a result receive lesser royalties from sales. Under the Lilly Agreement, if we exercised our first opt-out right prior to September 30, 2023, we were required to fund our share of the ocadusertib development activities up to a maximum funding commitment of $65.0 million through April 1, 2024.

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

At the inception of the Lilly Agreement, given our rights to opt-out from the development of ocadusertib, we believed at the minimum, we had a commitment to fund the development costs up to $65.0 million as discussed above. We considered this commitment to fund the development costs as a significant financing component of the contract, which we accounted for as a reduction of the upfront fee to derive the transaction price. This financing component was recorded as a liability at its net present value of approximately $57.9 million using a 6.4% discount rate. Interest expense was accreted on such liability over the expected commitment period, adjusted for timing of expected cost share payments. No interest was accreted during the three months ended March 31, 2025 and 2024.

At the inception, we allocated the net transaction price of $67.1 million to each performance obligation based on our best estimate of its relative standalone selling price using the adjusted market assessment approach. The transaction price allocated to the non-CNS penetrant IP of $60.4 million was recognized as revenue upon delivery of the non-CNS penetrant IP to Lilly during the first quarter of 2021. The transaction price allocated to the CNS penetrant IP of $6.7 million was recognized as revenue from the effective date of the Lilly Agreement through the eventual acceptance by Lilly in June 2022 using the input method. There was no outstanding deferred revenue related to Lilly Agreement as of March 31, 2025 and December 31, 2024.

In September 2023, we provided our first-opt out notice to Lilly, and concurrently entered into a second amendment to the Lilly Agreement. The amended Lilly Agreement provided, among others that if we exercise our first opt-out right, we have the right to opt-in to the co-funding of ocadusertib development, upon us providing notice to Lilly within 30 days of certain events as specified in the Lilly Agreement, and as a result receive greater royalties from sales. If we decide to exercise our opt-in right, we will be required to continue to share in global development costs, capped at a specified amount and for a specified period if we exercise our second opt-out right.

As discussed above, following us providing the first opt-out notice to Lilly, our cost share obligation for ocadusertib development ended on April 1, 2024. We paid Lilly a total of $21.4 million for our share of development costs incurred through April 1, 2024. As of March 31, 2025 and December 31, 2024, the outstanding liability to Lilly reported within other long-term liabilities in the condensed balance sheets amounted to $40.0 million. Although our cost share obligation for the ocadusertib development ended on April 1, 2024, the outstanding liability reported in our condensed balance sheet as of December 31, 2024 and March 31, 2025 amounting to $40.0 million has not been recognized as revenue during the respective periods, because we cannot conclude that it is probable that a significant reversal of the amount of revenue, if recognized, will not occur until the likelihood of us exercising our opt-in right becomes remote, or when the opt-in right period lapses.

On April 30, 2025, we provided notice to Lilly of our decision not to exercise our opt-in right following our evaluation of certain events specified in the Lilly Agreement. Following this notification, we are no longer obligated to share in any future global development costs, which resulted in the release of the $40.0 million remaining cost share liability currently on our condensed balance sheet.

Grifols License Agreement

We have an exclusive commercialization license agreement with Grifols entered in January 2019 with exclusive rights to commercialize fostamatinib for human diseases, and non-exclusive rights to develop fostamatinib in Grifols territory. Under the agreement, we received an upfront payment of $30.0 million, with the potential for $297.5 million in total regulatory and commercial milestones. We are also entitled to receive stepped double-digit royalty payments based on tiered net sales which may reach 30% of net sales. In January 2020, the European Commission (EC) granted a centralized Marketing Authorization (MA) for fostamatinib valid throughout the European Union (EU) and in the UK after the departure of the UK from the EU for the treatment of chronic ITP in adult patients who are refractory to other treatments. With this approval, in February 2020, we received $20.0 million non-refundable payment, composed of a $17.5 million payment due upon Marketing Authorization Application (MAA) approval by the European Medicines Agency (EMA) of fostamatinib for the first indication and a $2.5 million creditable advance royalty payment, based on the terms of our collaboration agreement with Grifols. We accounted for this agreement under ASC 606, and recognized the corresponding revenue in the period we satisfied the performance obligations. There was no outstanding deferred revenue related to the Grifols license agreement as of March 31, 2025 and December 31, 2024.

We have a commercial supply agreement with Grifols entered in October 2020 to supply and sell our drug product priced at a certain markup specified in the agreement, in quantities Grifols order from us pursuant to and in accordance with the agreement. For the three months ended March 31, 2025, we recognized $3.3 million of revenue related to the delivery of drug supply to Grifols. No revenue was recognized related to delivery of drug supplies to Grifols during the three months ended March 31, 2024.

For the three months ended March 31, 2025, and 2024, we recognized royalty revenue from Grifols of $1.4 million and $1.1 million, respectively.

Kissei License Agreement – Olutasidenib

We entered into a collaboration and license agreement with Kissei in September 2024 to grant exclusive rights to Kissei to develop and commercialize olutasidenib in all human diseases in Japan, Korea and Taiwan. Kissei is responsible for performing and funding the development activities for olutasidenib in the Kissei territory and we retained the co-exclusive right to conduct development activities in the Kissei territory solely for the purpose of supporting and obtaining regulatory approval of and commercializing olutasidenib in the world outside the Kissei territory. Under the terms of the agreement, we received a one-time, non-refundable, and non-creditable upfront cash payment of $10.0 million, with the potential for up to an additional $152.5 million in development, regulatory and commercial milestone payments, and will receive mid twenty to lower thirty percent, tiered, escalated net sales-based payments for the supply of olutasidenib, subject to certain standard reductions and offsets. Pursuant to the agreement, Kissei is responsible for companion diagnostic development in Japan, for which we will share 50% of the costs incurred by Kissei, up to $3.0 million, which are creditable against future milestones and transfer price payments owed to us. We remain responsible for the manufacture and supply of olutasidenib for all development and commercialization activities under the agreement. Pursuant to the concurrently executed supply agreement, we will supply Kissei with bulk drug product for use under the collaboration and license agreement. We accounted for this agreement following ASC 606 and concluded at the inception of the agreement, the upfront cash payment of $10.0 million was the consideration for granting the license right to Kissei, and there are no other material deliverables associated with the upfront payment. Accordingly, we recognized the upfront payment as revenue during the third quarter of 2024. No revenue was recognized during the three months ended March 31, 2025 related to this collaboration and license agreement.

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

In April 2022, Kissei announced that an NDA was submitted to Japan’s Pharmaceuticals and Medical Devices Agency (PMDA) for fostamatinib in chronic ITP which entitled us to receive a $5.0 million non-refundable and non-creditable milestone payment. In December 2022, Kissei announced that Japan’s PMDA approved the NDA for fostamatinib in chronic ITP, which entitled us to receive a $20.0 million non-refundable and non-creditable milestone payment. We accounted for this agreement under ASC 606, and recognized the corresponding revenue in the period we satisfied the performance obligations. As of March 31, 2025 and December 31, 2024, the remaining deferred revenue was related to the material right associated with discounted fostamatinib supply which amounted to $1.4 million. No revenue was recognized during the three months ended March 31, 2025 and 2024 associated with the remaining performance obligation, respectively. In January 2025, Kissei announced the Korean Ministry of Food and Drug Safety approved fostamatinib for the treatment of chronic ITP, which entitled us to receive a $3.0 million non-refundable and non-creditable milestone payment that we recognized as revenue in the three months ended March 31, 2025.

For the three months ended March 31, 2025 and 2024, we recognized revenue from Kissei of $1.6 million and $2.3 million, respectively, related to the delivery of fostamatinib drug supply for commercial use.

Medison Commercial and License Agreements

We have exclusive commercial and license agreements with Medison entered in October 2019 for the commercialization of fostamatinib for chronic ITP in Medison territory, pursuant to which, we received a $5.0 million upfront payment with respect to the agreement in Canada. We accounted for this agreement under ASC 606 and identified the following combined performance obligations at inception of the agreement: (a) granting of the license and (b) obtaining regulatory approval in Canada of fostamatinib in ITP. However, under the agreement, we have the option to buy back all rights to the product in Canada within six months from obtaining regulatory approval for the treatment of auto immune hemolytic anemia in Canada. We determined that the non-refundable upfront fee represented the transaction price, however, due to the buyback provision, we accounted this upfront payment as financing arrangement under ASC 606. In 2022, management concluded that the likelihood of exercising the buyback option right was remote considering the top-line results from our Phase 3 trial of fostamatinib in warm auto immune hemolytic anemia (wAIHA) which showed that the trial did not demonstrate statistical significance in the primary efficacy endpoint, and the guidance received from the FDA. As such, in accordance with ASC 606, we relieved the outstanding financing liability which included the upfront payment and accreted interest, and recognized such amount as revenue in 2022. There was no outstanding deferred revenue related to Medison commercial and license agreement as of March 31, 2025 and December 31, 2024.

For the three months ended March 31, 2025 and 2024, we recognized revenue from Medison of $0.4 million and $0.1 million, respectively, related to the delivery of drug supply and earned royalties.

Knight Commercial License and Supply Agreement

We have commercial license and supply agreements with Knight entered in May 2022 for the commercialization of fostamatinib for approved indications in Knight territory. Pursuant to such commercial license agreement, we received a $2.0 million one-time, non-refundable, and non-creditable upfront payment, with potential for up to an additional $20.0 million in regulatory and sales-based commercial milestone payments, and will receive twenty- to mid-thirty percent, tiered, escalated net-sales based royalty payments for products sold in the Knight territory. We accounted for this agreement under ASC 606 and identified that the upfront payment was a consideration for granting Knight the license to commercialize fostamatinib for approved indication in the Knight territory, and no further material deliverables associated to such upfront payment. As such, we recognized the upfront payment as revenue in 2022. We are also responsible for the exclusive manufacture and supply of fostamatinib for all future development and commercialization activities under the agreement. No revenue was recognized during the three months ended March 31, 2025 and 2024 from Knight.

Dr. Reddy’s Commercial License Agreement

We have a commercial license agreement with Dr. Reddy’s entered in November 2024, pursuant to which, we granted Dr. Reddy’s an exclusive license to develop and commercialize olutasidenib in Dr. Reddy’s territory. Pursuant to the commercial license agreement, we were entitled to receive a $4.0 million one-time, non-refundable and non-creditable upfront payment, which amount, net of applicable foreign withholding taxes was received in February 2025. In addition, we are entitled to a potential for up to an additional $36.0 million in regulatory and sales-based commercial milestone payments, and will receive high teens- to thirty percent, tiered, escalated net-sales based royalty payments for products sold in Dr. Reddy’s territory, subject to certain standard reductions and offsets. Dr. Reddy’s is responsible for performing and funding all development activities necessary to obtain regulatory approval and commercialize olutasidenib in the Dr. Reddy’s territory. We are responsible for the exclusive manufacture and supply of olutasidenib for all future development and commercialization activities under the agreement. We accounted for this agreement following ASC 606 and concluded at the inception of the agreement, the upfront cash payment of $4.0 million was the consideration for granting the license right to Dr. Reddy’s, which revenue was recognized during the fourth quarter of 2024. No revenue was recognized during the three months ended March 31, 2025 related to the commercial license agreement with Dr. Reddy’s.

Government Contract

In August 2023, we were awarded up to $0.8 million by Biomedical Advanced Research and Development (BARDA), part of the Office of the Assistant Secretary for the Preparedness and Response at the US Department of Health and Human Services (DHHS), for our evaluation of fostamatinib in mitigating the impact of long-term respiratory distress. No revenue was recognized during the three months ended March 31, 2025 and 2024 from this grant. Through March 31, 2025, we have received $0.1 million of the award.

Strategic Development Collaborations with MDACC and CONNECT

We have a Strategic Collaboration Agreement with MDACC, a comprehensive cancer research, treatment, and prevention center, entered in December 2023. The collaboration will expand our evaluation of olutasidenib in AML and other hematologic cancers. Under the collaboration, we will provide MDACC the study materials and $15.0 million in time-based milestone payments as compensation for services to be provided for the studies, over the five-year collaboration term, unless terminated earlier as provided for in the agreement. Through March 31, 2025, we provided $5.3 million funding to MDACC.

In January 2024, we announced our collaboration with CONNECT, an international collaborative network of pediatric cancer centers, to conduct a Phase 2 clinical trial to evaluate olutasidenib in glioma. Under the collaboration, we will provide funding up to $3.0 million and study material over the four-year collaboration.

We account for the funding we provide under the above research collaboration agreements as prepaid research and development in the condensed balance sheet to the extent the payment is made in advance of services being rendered, and recognize such amount as research and development expense within the statements of operations as the collaborative partners render the services under the respective agreement.

5.	In-licensing and Acquisition

Asset Purchase Agreement with Blueprint

We acquired the US rights to research, develop, manufacture and commercialize GAVRETO from Blueprint pursuant to an Asset Purchase Agreement entered in February 2024. The acquired assets include, among other things, applicable intellectual property related to pralsetinib in the US, including patents, copyrights and trademarks, as well as clinical regulatory and commercial data and records. Pursuant to the Asset Purchase Agreement, we agreed to pay a purchase price of $15.0 million, of which, $10.0 million was payable upon our first commercial sale of GAVRETO and an additional $5.0 million is payable on the first anniversary of the closing date of the agreement, subject to certain conditions. Blueprint is also eligible to receive up to $97.5 million in future commercial milestone payments and up to $5.0 million in future regulatory milestone payments. The potential regulatory milestones include full regulatory approval of pralsetinib (or related compounds) for the treatment of adult RET-fusion positive thyroid cancer, and maintenance of the current regulatory approval of pralsetinib for the treatment of adult RET-fusion positive thyroid cancer during the period beginning on February 22, 2024 and ending on the third anniversary of the first commercial sale of pralsetinib subject to certain conditions. Subject to the terms and conditions of the Asset Purchase Agreement, Blueprint would be entitled to tiered royalty payments on net sales of products containing pralsetinib (or related compounds) ranging from 10% to 30%, subject to certain reductions and offsets.

We accounted for this transaction as an asset acquisition in accordance with ASC 805 Business Combinations (ASC 805) because substantially all of the fair value of the gross assets acquired is concentrated in a single asset, which is the GAVRETO product rights. The GAVRETO product rights comprised developed technology, customers, trademarks and trade name, and are considered a single asset as they are inextricably linked.

The total purchase price consideration amounted to $15.4 million, comprised the closing purchase price of $15.0 million and transaction costs of $0.4 million. Of the total closing purchase price, $10.0 million was paid in July 2024. The remaining $5.0 million was outstanding and presented as acquisition-related liabilities in the condensed balance sheet as of March 31, 2025. As of March 31, 2025 and December 31, 2024, we classified the outstanding acquisition-related liabilities as non-current considering the amount is expected to be payable in a period longer than one year as of balance sheet date. In accordance with the guidance, we classify payments of the closing purchase price under financing activity in the condensed statements of cash flows, considering that the payments are not made soon after the acquisition date.

Since we acquired a single asset, the total purchase consideration was recorded as intangible assets at acquisition date. The related intangible assets are being amortized on a straight-line basis over the estimated useful life of 12 years, and the related amortization is recorded within cost of product sales. The contingent considerations relating to future commercial and regulatory milestones were not included in the total purchase price consideration, and will be accounted for when the contingency is resolved and the consideration becomes payable. Royalties are recognized within cost of product sales, as revenue from GAVRETO product sales is recognized.

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

6.	Stock-Based Compensation

Stock-based compensation for the periods presented was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Selling, general and administrative	$2,452	$4,484
Research and development	872	650
Total stock-based compensation expense	$3,324	$5,134

During the three months ended March 31, 2025, we granted stock options to purchase 589,877 shares of common stock with weighted-average grant-date fair value of $17.09 per share, and 126,226 stock options were exercised. The stock options granted during the three months ended March 31, 2025 generally vest over 3 years. As of March 31, 2025, there were 3,965,254 stock options outstanding, of which, 185,814 are outstanding performance-based stock options wherein the achievement of the corresponding corporate-based milestones were assessed not probable as of March 31, 2025. Accordingly, none of the $3.5 million grant date fair value for these awards has been recognized as stock-based compensation expense as of March 31, 2025.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The following table summarizes the weighted-average assumptions relating to options granted pursuant to our Equity Incentive Plans (our 2018 Equity Incentive Plan and Inducement Plan, as amended) for the periods presented:

	Three Months Ended March 31,
	2025	2024
Risk-free interest rate	4.4%	4.1%
Expected term (in years)	6.5	6.2
Dividend yield	0.0%	0.0%
Expected volatility	88.5%	87.4%

During the three months ended March 31, 2025, we granted 318,262 RSUs with a grant-date weighted-average fair value of $22.49 per share, and 125,783 RSUs were released. The RSUs granted during the three months ended March 31, 2025 generally vest over 3 years. As of March 31, 2025, there were 568,024 RSUs outstanding.

As of March 31, 2025, there was approximately $23.2 million of unrecognized stock-based compensation cost which is expected to be recognized over a remaining weighted-average period of 2.38 years, related to time-based stock options, performance-based stock options wherein achievement of the corresponding corporate-based milestones was considered as probable, and RSUs.

As of March 31, 2025, there were 605,514 shares of common stock available for future grant under our Equity Incentive Plans.

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

Our 24-month offering period under our Purchase Plan ended on June 30, 2024, and a new 24-month offering period started on July 1, 2024. The fair value of awards under our Purchase Plan is estimated on the date of our new offering period using the Black-Scholes option pricing model, which is being amortized over the requisite service periods. As of March 31, 2025, there was approximately $0.4 million of unrecognized stock-based compensation cost which is expected to be recognized over a remaining weighted-average period of 1.02 years, related to our Purchase Plan. As of March 31, 2025, there were 184,174 shares reserved for future issuance under the Purchase Plan.

7.	Other Balance Sheet Components

Inventories

Inventories for the periods presented consist of the following (in thousands):

	As of
	March 31, 2025	December 31, 2024
Raw materials	$1,077	$1,077
Work in process	1,107	1,226
Finished goods	3,757	5,014
Total	$5,941	$7,317
Reported as:
Inventories	$4,659	$6,002
Other assets	1,282	1,315
Total	$5,941	$7,317

Non-current inventories included within other assets in the condensed balance sheet consist of active pharmaceutical ingredient (API) classified as raw materials which have multi-year shelf life, as well as certain work in process and finished goods inventories that are not expected to be consumed beyond our normal operating cycle.

Advance payments to our contract manufacturers to manufacture APIs as well as APIs pending final release for commercial usage are classified as prepaid inventory and included within prepaid and other current assets in the condensed balance sheet. See prepaid and other current assets below for related details.

Prepaid and other current assets

Prepaid and other current assets for the periods presented consist of the following (in thousands):

	As of
	March 31, 2025	December 31, 2024
Prepaid inventory	$11,730	$3,757
Prepaid research and development costs	5,152	1,885
Others	6,376	4,523
Total prepaid and other current assets	$23,258	$10,165

Intangible assets

Intangible assets consist of the following (in thousands):

	As of
	March 31, 2025	December 31, 2024
Intangible assets cost	$30,360	$30,360
Accumulated amortization	(3,848)	(3,260)
Intangible assets, net	$26,512	$27,100

Amortization expense recorded within cost of product sales in the condensed statements of operations for the three months ended March 31, 2025 and 2024 was $0.6 million and $0.4 million, respectively.

The following table presents the estimated future amortization expense of intangible assets as of March 31, 2025 (in thousands):

Remainder of 2025	$1,763
2026	2,351
2027	2,351
2028	2,351
2029	2,351
Thereafter	15,345
$26,512

8.Cash, Cash Equivalents, Restricted Cash, and Short-Term Investments

Cash, cash equivalents, restricted cash, and short-term investments for the periods presented consist of the following (in thousands):

	As of
	March 31, 2025	December 31, 2024
Cash	$19,591	$20,135
Restricted cash	57	—
Money market funds	11,186	16,386
US treasury bills	8,915	7,263
Government-sponsored enterprise securities	15,874	23,177
Corporate bonds and commercial paper	21,533	10,360
	$77,156	$77,321
Reported as:
Cash and cash equivalents	$45,728	$56,746
Short-term investments	31,371	20,575
Restricted cash reported within other assets	57	—
	$77,156	$77,321

Cash equivalents and short-term investments include the following securities with gross unrealized gains and losses (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
As of March 31, 2025	Cost	Gains	Losses	Fair Value
US treasury bills	$8,913	$2	$—	$8,915
Government-sponsored enterprise securities	15,875	1	(2)	15,874
Corporate bonds and commercial paper	21,536	2	(5)	21,533
Total	$46,324	$5	$(7)	$46,322

		Gross	Gross
	Amortized	Unrealized	Unrealized
As of December 31, 2024	Cost	Gains	Losses	Fair Value
US treasury bills	$7,260	$3	$—	$7,263
Government-sponsored enterprise securities	23,174	3	—	23,177
Corporate bonds and commercial paper	10,356	4	—	10,360
Total	$40,790	$10	$—	$40,800

As of March 31, 2025 and December 31, 2024, our cash equivalents and short-term investments had a weighted-average time to maturity of approximately 98 days and 69 days, respectively. Our short-term investments are classified as available-for-sale securities. Accordingly, we have classified these securities as short-term investments on our condensed balance sheets as they are available for use in the current operations. As of March 31, 2025, a total of 19 individual securities had been in an unrealized loss position for 12 months or less, and the losses were determined to be temporary. We regularly review the securities in an unrealized loss position and evaluate the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. We have not recognized any credit losses as of March 31, 2025 and December 31, 2024.

The following table shows the fair value and gross unrealized losses of our investments in individual securities that are in an unrealized loss position, aggregated by investment category (in thousands):

As of March 31, 2025	Fair Value	Gross Unrealized Losses
Government-sponsored enterprise securities	$5,696	$(2)
Corporate bonds and commercial paper	14,575	(5)
Total	$20,271	$(7)

9.	Fair Value

The table below summarizes the fair value of our cash equivalents and short-term investments measured at fair value on a recurring basis, and are categorized based upon the lowest level of significant input to the valuations (in thousands):

	Assets at Fair Value as of March 31, 2025
	Level 1	Level 2	Level 3	Total
Money market funds	$11,186	$—	$—	$11,186
US treasury bills	—	8,915	—	8,915
Government-sponsored enterprise securities	—	15,874	—	15,874
Corporate bonds and commercial paper	—	21,533	—	21,533
Total	$11,186	$46,322	$—	$57,508

	Assets at Fair Value as of December 31, 2024
	Level 1	Level 2	Level 3	Total
Money market funds	$16,386	$—	$—	$16,386
US treasury bills	—	7,263	—	7,263
Government-sponsored enterprise securities	—	23,177	—	23,177
Corporate bonds and commercial paper	—	10,360	—	10,360
Total	$16,386	$40,800	$—	$57,186

10.Debt

The following table summarizes loans payable, net (in thousands):

	As of
	March 31, 2025	December 31, 2024
Principal outstanding	$60,000	$60,000
Unamortized debt issuance costs	(254)	(320)
Principal outstanding, net of unamortized debt issuance costs	$59,746	$59,680

Reported as:
Loans payable, net, current portion	$14,815	$7,272
Long-term portion of loans payable, net	44,931	52,408
	$59,746	$59,680

The outstanding loans payable as of the periods presented was related to our Credit and Security Agreement (Credit Agreement) with MidCap Financial Trust (MidCap) entered into on September 27, 2019 (Closing Date) and amended on March 29, 2021 (First Amendment), February 11, 2022 (Second Amendment), July 27, 2022 (Third Amendment), and on April 11, 2024 (Fourth Amendment). The Credit Agreement provides for a $60.0 million term loan credit facility, which was fully funded as of March 31, 2025 and December 31, 2024.

Under the Credit Agreement, as amended, the term loans mature on September 1, 2027, and the interest-only period is through October 1, 2025. The term loans bear interest equal to the sum of one-month Secured Overnight

Financing Rate (SOFR) plus an adjustment of 0.11448%, subject to a 4.00% applicable floor, plus applicable margin of 6.50%. A final payment fee of 4.25% of principal is due at maturity date.

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

Interest expense, including amortization of the debt discount and accretion of the final fees related to the Credit Agreement for the three months ended March 31, 2025 and 2024 was $1.9 million and $1.9 million, respectively. Accrued interest of $2.2 million was included within other accrued liabilities in the condensed balance sheet as of March 31, 2025.

The following table presents the future minimum principal payments of the outstanding loan as of March 31, 2025 (in thousands):

Remainder of 2025	$7,500
2026	30,000
2027	22,500
Principal amount (Tranches 1, 2, 3 and 4)	$60,000

The amended Credit Agreement contains certain covenants which, among others, require us to deliver financial reports at designated times of the year and maintain minimum unrestricted cash and trailing net revenues. As of March 31, 2025, we were not in violation of any covenants.

11.Commitments and Contingencies

Operating Leases

We have a sublease agreement with Atara Biotherapeutics, Inc. (Atara) entered in October 2022 to sublease an office space currently used as headquarters located in South San Francisco, California. Subject to the terms of the sublease agreement, the lease term commenced in November 2022 and expire in May 2025.

In February 2025, we entered into a lease agreement with 611 Gateway Center LP (611 Gateway) to lease the same office space currently subleased from Atara. Subject to the terms of the lease agreement, the lease term shall commence following the expiration of the sublease with Atara and shall expire in July 2027. In accordance with ASC 842, Leases, at lease measurement date, we recognized the operating lease right-of-use asset and lease liability of approximately $1.2 million. The amount recognized as operating right-of-use lease asset and lease liability represents the present value of the future minimum lease payments over the term of the lease, measured using our incremental borrowing rate.

The components of our operating lease expense were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Fixed operating lease expense	$166	$166
Variable operating lease expense	17	28
Total operating lease expense	$183	$194

For the three months ended March 31, 2025 and 2024, cash payments included in the measurement of operating lease liabilities amounted to $0.2 million and $0.2 million, respectively.

The weighted average remaining term of our leases as of March 31, 2025 was 2.33 years. The following table presents the future lease payments as of March 31, 2025 (in thousands):

Remainder of 2025	$396
2026	692
2027	409
Total minimum payments required	$1,497

Purchase Commitments and Obligations

In the ordinary course of business, we enter into agreements with contract manufacturers to manufacture our inventory products. Although the agreements generally provide a termination clause with or without cause, we may still be subjected to payment of cancellation fees. The level of cancellation fees is generally dependent on the timing of the written notice in relation to the commencement of work, with the maximum cancellation fees equal to the full price of the work order. In October 2024, we entered into an agreement with a third-party contract manufacturer to manufacture TAVALISSE that is expected to be delivered starting in 2026 through 2029. As of March 31, 2025, the contractual obligation not included in our financial statements related to an agreement that may potentially be subjected to cancellation fees of approximately $20.8 million, of which, $2.8 million is expected to be due in the remainder of 2025, and $9.7 million is expected to be due in 2026 and 2027. As of March 31, 2025, we have not incurred any cancellation fees under our agreements with contract manufacturers.

Legal Contingencies

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any material legal proceedings that, if determined adversely us, would have a material adverse effect on us.

In March 2025, we entered into a settlement agreement with Annora Pharma Private Ltd., Hetero Labs Ltd., and Hetero USA, Inc. (collectively, Annora), resolving patent litigation related to our product TAVALISSE (fostamatinib). The litigation resulted from submission by Annora of an Abbreviated New Drug Application (ANDA) to the FDA seeking approval to market a generic version of TAVALISSE in the US. Under the terms of the settlement agreement, Annora will have a license to sell its generic product in the second quarter of 2032 or earlier under certain circumstances. In accordance with the settlement agreement, the parties terminated all ongoing litigation between us and Annora regarding TAVALISSE patents pending in New Jersey. For more information, see “Part II, Item 1, Legal Proceedings” of this Quarterly Report on Form 10-Q.

12.Income Taxes

The quarterly provision for or benefit from income taxes is based on applying the estimated annual effective tax rate to the year-to-date pre-tax income (loss), adjusted for any discrete items. We update our estimate of our annual effective tax rate at the end of each quarterly period.

For the three months ended March 31, 2025, we recorded $0.1 million of provision for income tax primarily related to estimated state taxes. We do not expect to owe federal income tax due to sufficient net operating loss carryforwards that were generated prior to the enactment of the Tax Cuts and Jobs Act, as well as significant research and development credit carryforwards. For the three months ended March 31, 2024, we did not record a provision for income taxes due to our pre-tax book loss.

We continue to record a full valuation allowance on our deferred tax assets considering our cumulative losses in prior years. The realization of deferred tax assets is dependent if there are sufficient positive evidences that exists to conclude that it is more-likely-than-not that our deferred tax assets will be realized. This assessment requires significant judgment. In making this determination, all available evidence, both positive and negative, shall be considered to determine whether, based on the weight of that evidence, a valuation allowance for deferred tax assets is needed. If sufficient positive evidence may become available to allow us to reach a conclusion that a portion of the valuation allowance against the deferred tax assets may be reversed, the reversal would result in an income tax benefit for the quarterly and annual fiscal period in which we determine to release such valuation allowance.

13.Segment Information

We view our operations and manage our business as one operating segment, and our chief operating decision maker (CODM) is our chief executive officer. The following table presents segment information for the periods presented:

	Three Months Ended March 31,
	2025	2024

	(in thousands)
Total Revenues	$53,333	$29,534
Less:
Employee related expenses	19,538	19,367
Commercial related expenses	5,339	5,109
Outside clinical trial related expenses	4,371	2,512
Cost of product sales	4,409	2,025
Consultants and third-party services	3,409	4,343
Other segment items	3,494	3,144
Interest expense, net	1,262	1,281
Provision for income taxes	65	—
Segment income (loss)	$11,446	$(8,247)

There is no reconciling items or adjustments between segment income (loss) presented above and net income (loss) as presented in our statements of operations. The CODM does not review assets in evaluating the segment results and therefore such information is not presented.

For details of revenues disaggregated by category, see “Note 3 – Revenues.”

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

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our financial statements and the accompanying notes included in this report and the audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 4, 2025. Our financial results for the three months ended March 31, 2025 are not necessarily indicative of results that may occur in future interim periods or for the full fiscal year.

This Quarterly Report on Form 10-Q contains statements indicating expectations about future performance and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), and the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. We usually use words such as “may,” “will,” “would,” “should,” “could,” “expect,” “plan,” “anticipate,” “might,” “believe,” “estimate,” “predict,” “intend,” or the negative of these terms or similar expressions to identify these forward-looking statements. These statements appear throughout this Quarterly Report on Form 10-Q and are statements regarding our current expectations, beliefs or intent, primarily with respect to our operations and related industry developments. Examples of these statements include, but are not limited to: our business and scientific strategies; risks and uncertainties associated with the commercialization, distribution and marketing of our products in the US and outside the US; risks that the FDA, EMA, the Medicines and Health Products Regulatory Agency (MHRA) or other regulatory authorities may make adverse decisions regarding our products; the progress of our and our collaborators’ product development programs, including clinical testing, and the timing of results thereof; our corporate collaborations and revenues that may be received from our collaborations and the timing of those potential payments; our expectations with respect to obligations to entities party to commercial or licensing agreements with us and the timing of those obligations; our expectations with respect to timing of recognizing product sales; our expectations with respect to regulatory submissions and approvals; our drug discovery technologies; our research and development expense; protection of our intellectual property and our intention to vigorously enforce our intellectual property rights; the availability and sufficiency of our cash and capital resources and the need for additional capital; our ability to successfully identify and acquire or in-license products or companies; our operations and legal risks; and the effectiveness of our cybersecurity risk management process. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including as a result of the risks and uncertainties discussed under the heading “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q. Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as required by applicable law. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

We have strategic development collaborations with MDACC to expand our evaluation of olutasidenib in AML and other hematologic cancers with IDH1 mutations, and with CONNECT to conduct a Phase 2 clinical trial to evaluate olutasidenib in combination with temozolomide in patients with HGG harboring an IDH1 mutation. We also have a RIPK1 inhibitor program in clinical development with our partner Lilly.

Business Updates

TAVALISSE IN ITP

For the three months ended March 31, 2025, net product sales of TAVALISSE were $28.5 million, increased by $7.4 million or 35% compared to $21.1 million net product sales in the same period in 2024. The increase was primarily due to increased quantities sold and higher price per bottle, and partially due to lower revenue reserves rate.

REZLIDHIA in R/R AML with mIDH1

For the three months ended March 31, 2025, net product sales of REZLIDHIA were $6.1 million, increased by $1.2 million or 25% compared to $4.9 million net product sales in the same period in 2024. The increase was primarily due to increased quantities sold as well as higher price per bottle, partially offset by higher revenue reserves rate.

GAVRETO in metastatic RET fusion-positive NSCLC and advanced thyroid cancers

We began our commercialization and started recognizing revenue from product sales of GAVRETO in June 2024. For the three months ended March 31, 2025, we recognized $9.0 million net product sales of GAVRETO. We expect to continue to leverage our existing commercial infrastructure to ensure current and newly prescribed GAVRETO patients have continued access to this important treatment option.

R289, an Oral IRAK 1/4 Inhibitor for Lower-Risk MDS

We advanced the development of our dual IRAK 1/4 inhibitor program, following evaluation of single and multiple ascending doses of R289 in healthy subjects. The ongoing Phase 1b open-label, multicenter study evaluates the safety, tolerability and preliminary efficacy of R289 in patients with R/R lower-risk MDS. This Phase 1b study is expected to enroll approximately 86 patients (up to 36 patients in the dose escalation phase, up to 40 patients in the dose expansion phase, and 10 less heavily pre-treated patients in an exploratory cohort). The primary objective of the study is safety, with secondary and exploratory objectives to assess preliminary efficacy and characterize the pharmacokinetic and pharmacodynamic profile of R289. The safety and efficacy data from this Phase 1b study is intended to inform the recommended dose of R289 for further clinical evaluation in lower-risk MDS. In December 2024, initial data from the dose escalation part of the Phase 1b study was presented at the 66th American Society of Hematology (ASH) Annual Meeting and Exposition. In summary, R289 was generally well tolerated with preliminary signs of efficacy in a heavily pretreated lower-risk MDS patient population, the majority of whom were high transfusion burden (HTB) at baseline. Red blood cell (RBC)-transfusion independence (RBC-TI) ≥8 weeks was achieved by three patients (1 at 500 mg QD and 2 at 750 mg QD); two HTB patients achieved RBC-TI >24 weeks. The median duration of RBC-TI was 29 weeks (range 12.7-51.9 weeks). One HTB patient receiving 500 mg QD achieved a minor hematologic improvement-erythroid (HI-E) response, with a 64% reduction in RBC transfusions compared to baseline. The three patients that achieved RBC-TI had peak hemoglobin increases exceeding 2.0 g/dL compared to baseline. To date, enrollment in the sixth dose level (500 mg twice daily) is ongoing.

The FDA granted R289 Orphan Drug designation for the treatment of myelodysplastic syndromes in January 2025 and Fast Track designation for the treatment of previously-treated transfusion dependent lower-risk myelodysplastic syndrome in November 2024.

Olutasidenib in AML, Other Hematologic Cancers and HGG

In December 2023, we entered into a Strategic Collaboration Agreement with MDACC, a comprehensive cancer research, treatment, and prevention center. The collaboration will expand our evaluation of olutasidenib in AML and other hematologic cancers with IDH1 mutations. Under the Strategic Collaboration Agreement, we will jointly lead the clinical development efforts with MDACC to evaluate the potential of olutasidenib to treat newly diagnosed and R/R patients with AML, higher-risk MDS, and advanced myeloproliferative neoplasms, in combination with other agents. The collaboration will also support the evaluation of olutasidenib as monotherapy in patients with IDH1 mutated clonal cytopenia of undetermined significance (CCUS) and lower-risk MDS, as well as maintenance therapy following hematopoietic stem cell transplant. Under the Strategic Collaboration Agreement, we will provide MDACC the study materials and $15.0 million in time-based milestone payments as compensation for services to be provided for the studies, over the five-year collaboration term, unless terminated earlier as provided for in the agreement. Through March 31, 2025, we provided $5.3 million funding to MDACC. The four studies outlined in the multi-year strategic development alliance are open for enrollment.

In January 2024, we announced our collaboration with CONNECT, an international collaborative network of pediatric cancer centers, to conduct a Phase 2 clinical trial to evaluate olutasidenib in combination with temozolomide in patients with HGG harboring an IDH1 mutation. Under the collaboration, CONNECT will include the olutasidenib treatment arm within CONNECT’s TarGet study, a molecularly guided Phase 2 umbrella clinical trial for HGG. In our sponsored arm, TarGet-D, adolescents and young adult patients (<39 years old) with newly-diagnosed IDH1-mutation positive HGG will receive maintenance therapy with olutasidenib in combination with temozolomide for the first year after radiotherapy, followed by olutasidenib monotherapy for the second year. Under the collaboration, we will provide CONNECT with funding up to $3.0 million and study material over the four-year collaboration. The TarGet-D study is now open for enrollment.

Incrementally, we plan on initiating a Phase 2 clinical study in recurrent glioma in 2025. This, in combination with our strategic collaborations with MDACC and CONNECT, are aimed to expand our olutasidenib pipeline development programs.

 Global Strategic Partnership with Lilly

Lilly is continuing to advance ocadusertib (previously R552), an investigational, potent and selective RIPK1 inhibitor. Lilly has initiated the Phase 2 trial studying ocadusertib in adult patients with moderately to severely active rheumatoid arthritis. The Phase 2a enrollment is advancing well, with preliminary analysis of results in April 2025. RIPK1 is implicated in a broad range of key inflammatory cellular processes and plays a key role in tumor necrosis factor signaling, especially in the induction of pro-inflammatory necroptosis. The program also includes RIPK1 compounds that cross the blood-brain barrier (CNS-penetrants) to address neurodegenerative diseases such as Alzheimer’s disease and amyotrophic lateral sclerosis.

Under the Lilly Agreement, we are responsible for 20% of the development costs for ocadusertib in the US, Europe, and Japan, up to a specified cap, and Lilly is responsible for funding the remainder of all development activities for ocadusertib and other non-CNS disease development candidates. Under the Lilly Agreement, we have the right to opt-out of co-funding the ocadusertib development activities in the US, Europe and Japan at two different specified times and as a result receive lesser royalties from sales. Following us providing the first opt-out notice to Lilly in September 2023, our cost share obligation for ocadusetib development ended on April 1, 2024. We paid Lilly a total of $21.4 million for our share of development costs incurred through April 1, 2024. Under the Lilly Agreement as amended, we have the right to opt-in to co-funding of ocadusertib development, upon us providing notice to Lilly within 30 days of certain events, as specified in the Lilly Agreement. On April 30, 2025, we provided notice to Lilly of our decision not to exercise our opt-in right following our evaluation of certain events specified in the Lilly Agreement. Following this notification, we are no longer obligated to share in any future global development costs, which resulted in the release of the $40.0 million remaining cost share liability currently on our condensed balance sheet.

Patent Infringement Lawsuit

In March 2025, we entered into a settlement agreement with Annora Pharma Private Ltd., Hetero Labs Ltd., and Hetero USA, Inc. (collectively, Annora), resolving patent litigation related to our product TAVALISSE. The litigation resulted from submission by Annora of an Abbreviated New Drug Application (ANDA) to the FDA seeking approval to market a generic version of TAVALISSE in the US. Under the terms of the settlement agreement, Annora will have a license to sell its generic product in the second quarter of 2032 or earlier under certain circumstances. In accordance with the settlement agreement, the parties terminated all ongoing litigation between us and Annora regarding TAVALISSE patents pending in New Jersey. For a more detailed discussion of this litigation matter, see Part II, Item 1, “Legal Proceedings” of this Quarterly Report on Form 10-Q.

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

Other products in the US that are approved by the FDA to increase platelet production through binding to TPO receptors on megakaryocyte precursors include PROMACTA® (Novartis International AG), Nplate® (Amgen, Inc.), DOPTELET® (Swedish Orphan Biovitrum AB) and ALVAIZTM (Teva Pharmaceutical Industries Ltd.). In the longer term, we may eventually face competition from potential manufacturers of generic versions of our marketed products, including the proposed generic version of TAVALISSE, if approved and allowed to enter the market, it could result in significant decreases in the revenue derived from sale of TAVALISSE and thereby materially harm our business and financial condition.

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

Fostamatinib outside of the US

We have a commercialization license agreement with Grifols for exclusive rights to commercialize fostamatinib for human diseases, and non-exclusive rights to develop, fostamatinib in their territory. Grifols territory includes EU, the UK, Turkey, the Middle East, North Africa and Russia (including Commonwealth of Independent States). In January 2020, the European Commission (EC) granted a centralized MA for fostamatinib (TAVLESSE) valid throughout the EU and which has been grandfathered in the UK, after the departure of the UK from the EU, for the treatment of chronic ITP in adult patients who are refractory to other treatments. Grifols has launched TAVLESSE in the UK and certain countries in EU including Germany, France, Italy and Spain, and continues a phased rollout across the rest of EU.

We have an exclusive license and supply agreement with Kissei to develop and commercialize fostamatinib in all current and potential indications in Japan, China, Taiwan and Korea. Kissei is a Japan-based pharmaceutical company addressing patients’ unmet medical needs through its research, development and commercialization efforts, as well as through collaborations with partners. Japan has the third highest prevalence of chronic ITP in the world behind the US and Europe. Kissei was granted orphan drug designation from the Japanese Ministry of Health, Labor and Welfare for R788 (fostamatinib) in chronic ITP in February 2020. In December 2022, Japan’s Pharmaceuticals and Medical Devices Agency (PMDA) approved TAVALISSE for the treatment of chronic ITP, and in April 2023, Kissei launched TAVALISSE for chronic ITP in Japan. In January 2025, Kissei announced the Korean Ministry of Food and Drug Safety approved TAVALISSE for the treatment of thrombocytopenia in adult patients with chronic idiopathic thrombocytopenic purpura who have had an insufficient response to a previous treatment.

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

REZLIDHIA/Olutasidenib in R/R AML with mIDH1

REZLIDHIA overview

mIDH1 alterations are seen in AML, MDS, glioma, chondrosarcoma, and intrahepatic cholangiocarcinoma. It is estimated that there are approximately 1,000 adult patients, a well-identified patient population, with mIDH1 R/R AML, part of an AML market estimated to have an incidence of approximately 22,000 cases in the US in 2025, and an estimated 120,000 cases globally. Despite having approved treatment options for R/R AML patients who are mIDH1 positive, an unmet need remains.

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

Under the license and services agreement with Forma, Forma is entitled to a certain portion of sublicensing revenue, which include, but are not limited to upfront payment, milestone payments and royalties, that we receive from a third party sublicensee. Following the license agreements with Kissei and Dr. Reddy’s as discussed above, Forma is entitled to a portion of the sublicensing revenue we receive from Kissei and Dr. Reddy’s.

GAVRETO/Pralsetinib in metastatic RET fusion-positive NSCLC and advanced thyroid cancers

GAVRETO overview

RET is a receptor tyrosine kinase that activates multiple downstream pathways involved in cell proliferation and survival. RET can be activated by mutation or when a portion of the RET gene that encodes the kinase domain is joined to part of another gene creating a fusion gene that encodes an aberrantly activated RET fusion protein. RET alterations, such as fusions or mutations, drive the growth of multiple tumor types. It is estimated that over 226,000 adult patients in the US will be diagnosed with lung cancer in 2025. NSCLC is the most common type of lung cancer in the US accounting for 85-90% of all lung cancer diagnoses. RET activating fusions are key disease drivers in NSCLC. RET fusions are implicated in approximately 1-2% of patients with NSCLC.

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

We advanced the development of our IRAK 1/4 inhibitor program, following evaluation of single and multiple ascending doses of R289, a new pro-drug formulation of R835, in healthy subjects. In January 2022, we initiated a Phase 1b open-label, multicenter study to evaluate the safety, tolerability and preliminary efficacy of R289 in patients with R/R lower-risk MDS. In December 2022, we announced the dosing of the first patient. This Phase 1b study is expected to enroll approximately 86 patients (up to 36 patients in the dose escalation phase, up to 40 patients in the dose expansion phase, and 10 less heavily pre-treated lower-risk-MDS patients in an exploratory cohort). The primary objective of the study is safety, with secondary and exploratory objectives to assess preliminary efficacy and characterize the pharmacokinetic and pharmacodynamic profile of R289. The safety and efficacy data from this Phase 1b study is intended to inform the recommended dose of R289 for further clinical evaluation in lower-risk MDS. In December 2024, initial data from the dose escalation part of the Phase 1b study was presented at the 66th ASH Annual Meeting and Exposition. In summary, R289 was generally well tolerated with preliminary signs of efficacy in this heavily pretreated lower-risk MDS patient population, the majority of whom were HTB at baseline. RBC-TI ≥8 weeks was achieved by three patients (1 at 500 mg QD and 2 at 750 mg QD); two HTB patients achieved RBC-TI >24 weeks. The median duration of RBC-TI was 29 weeks (range 12.7-51.9 weeks). One HTB patient receiving 500 mg QD achieved a minor HI-E response, with a 64% reduction in RBC transfusions compared to baseline. The three patients that achieved RBC-TI had peak hemoglobin increases exceeding 2.0 g/dL compared to baseline. To date, the enrollment in the sixth dose level (500 mg twice daily) is ongoing.

R289 was granted Fast Track designation by the FDA for the treatment of patients with previously-treated transfusion dependent lower-risk MDS in November 2024. In January 2025, the FDA granted R289 orphan drug designation for the treatment of myelodysplastic syndromes.

Olutasidenib for mIDH1 AML, Other Hematologic Cancers and HGG

We have a strategic collaboration agreement with MDACC to expand our evaluation of olutasidenib in AML and other hematologic cancers with IDH1 mutations. Under such collaboration agreement, we will jointly lead the clinical development efforts with MDACC to evaluate the potential of olutasidenib to treat newly diagnosed and R/R patients with AML, higher-risk MDS, and advanced myeloproliferative neoplasms, in combination with other agents. The collaboration will also support the evaluation of olutasidenib as monotherapy in patients with IDH1 mutated CCUS and lower-risk MDS, as well as maintenance therapy following hematopoietic stem cell transplant. The four studies outlined in the multi-year strategic development alliance are open for enrollment. The four studies include, (i) a Phase 1b/2 triplet therapy trial of decitabine and venetoclax in combination with olutasidenib in patients with mIDH1 AML. The Phase 1b part of the trial seeks to determine the safety and tolerability and recommended Phase 2 dose of decitabine and venetoclax in combination with olutasidenib. The primary objective of the Phase 2 part of the trial is to determine the complete remission rate in both newly diagnosed and R/R patients; (ii) a Phase 2 study in patients with IDH1-mutated CCUS, lower-risk MDS and chronic myelomonocytic leukemia (CMML); (iii) a Phase 1/2 study of olutasidenib maintenance therapy following an allogeneic stem cell transplant for patients with IDH1-mutated myeloid malignancies; and (iv) a Phase 2 study of olutasidenib in combination with hypomethylating agents (HMA) in patients with mIDH1 higher-risk myelodysplastic syndrome (HR-MDS)/ CMML or advanced myeloproliferative neoplasms.

We also have a collaboration with CONNECT to conduct a Phase 2 clinical trial to evaluate olutasidenib in combination with temozolomide in patients with HGG harboring an IDH1 mutation. Under the collaboration, CONNECT will include the olutasidenib treatment arm within CONNECT’s TarGet study, a molecularly guided Phase 2 umbrella clinical trial for HGG. In our sponsored arm, TarGet-D, adolescents and young adult patients (<39 years old) with newly-diagnosed IDH1-mutation positive HGG will receive maintenance therapy with olutasidenib in combination with temozolomide for the first year after radiotherapy, followed by olutasidenib monotherapy for the second year. The TarGet-D study is now opened for enrollment.

Partnered Clinical Programs

Ocadusertib – Lilly

Lilly is continuing to advance ocadusertib (previously R552) and has initiated the Phase 2 trial studying ocadusertib in adult patients with moderately to severely active rheumatoid arthritis. The Phase 2a enrollment is advancing well, with preliminary analysis of results in April 2025. RIPK1 is implicated in a broad range of key inflammatory cellular processes and plays a key role in tumor necrosis factor signaling, especially in the induction of pro-inflammatory necroptosis. The program also includes RIPK1 compounds that cross the blood-brain barrier (CNS-penetrants) to address neurodegenerative diseases such as Alzheimer’s disease and amyotrophic lateral sclerosis.

Other Partnered Programs

We also have product candidates in clinical development with BerGenBio for the development and commercialization of AXL receptor tyrosine kinase inhibitor, R428 (now referred to as bemcentinib (BGB324)), and with Daiichi to pursue research related to MDM2 inhibitor, DS-3032 (now referred as melademetan). The worldwide rights to melademetan were out-licensed from Daiichi to Rain Oncology Inc. (Rain), which is now Pathos Al, Inc. (Pathos) after Pathos completed the acquisition of Rain in January 2024.

Research, Preclinical and Clinical Development Programs

We maintain expertise in drug development to leverage our existing proprietary collection of inhibitors, small-molecule compound libraries and large database of associated phenotypic and biochemical assay results of therapeutic interest. We also maintain leading expertise on specific areas of operation such as inhibition of SYK, IRAK 1/4 and RIPK1 kinases and mIDH1 to assist clinical development and commercial affairs, as well as to expand and explore additional opportunities for such inhibitors in the clinical space. Our preclinical operations involve collaborations with clinical research organizations, leading investigators from universities and research organizations around the world, and strategic collaborations with other pharmaceutical companies.

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

We also have strategic development collaborations with MDACC and CONNECT to conduct evaluation of olutasidenib in AML, other hematologic cancers and glioma. Incrementally, we plan on initiating a Phase 2 clinical study in recurrent glioma in 2025. This, in combination with our strategic collaborations with MDACC and CONNECT, are aimed to expand our olutasidenib pipeline development programs.

Commercialization and Sponsored Research and License Agreements

See “Note 4 – Sponsored Research, License Agreements and Government Contracts” and “Note 5 – In-licensing and Acquisition” to our “Notes to Condensed Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for related discussions.

Results of Operations

Revenues

	Three Months Ended March 31,		Aggregate
	2025	2024	Change

	(in thousands)
Product sales, net	$43,550	$26,003	$17,547
Contract revenues from collaborations	9,783	3,531	6,252
Total revenues	$53,333	$29,534	$23,799

The following table summarizes the percentages of revenues from each of our customers who individually accounted for 10% or more of the total net product sales and revenues from collaborations:

	Three Months Ended March 31,
	2025	2024
McKesson Corporation	42%	42%
Cencora Inc. (formerly ASD Healthcare)	20%	23%
Optime Care, Inc.	11%	*
Cardinal Health, Inc.	*	23%

*Denotes less than 10%

Revenue from product sales is related to our sale of our products in the US, net of chargebacks, discounts and fees, government and other rebates and returns. Typically, our first quarter net sales are impacted by the first quarter reimbursement issues such as the resetting of co-pays and the Medicare donut hole.

TAVALISSE net product sales for the three months ended March 31, 2025 were $28.5 million, increased by 35% compared to $21.1 million for the same period in 2024. The increase was primarily due to increased quantities sold and higher price per bottle, and partially due to lower revenue reserves rate. REZLIDHIA net product sales in the three months ended March 31, 2025 were $6.1 million, increased by 25% compared to $4.9 million for the same period in 2024. The increase was primarily due to increased quantities sold as well as higher price per bottle, partially offset by higher revenue reserves rate. Following the commercialization of GAVRETO in June 2024, we started recognizing revenue from shipments to our distributors. For the three months ended March 31, 2025, we recognized $9.0 million of GAVRETO net product sales.

Contract revenues from collaborations in the three months ended March 31, 2025 comprised primarily of revenue from Grifols of $4.7 million related to earned royalty and delivery of drug supplies, as well as revenue from Kissei of $4.6 million related to a milestone payment and delivery of drug supplies. Contract revenues from collaborations in the three months ended March 31, 2024 comprised primarily of revenue from Kissei of $2.3 million related to the delivery of drug supplies, and revenue from Grifols of $1.1 million related to earned royalty.

We expect that our future revenues to include product sales of our existing commercial products and product sales from new commercial products we may have in the future. Our net product sales may be impacted by the demand from our customers, changes to government and private payor rebate programs, chargeback and discount programs, co-payment assistance programs, and any other rebate and discount programs we may enter in the future. In addition, our future revenues may include payments from our existing and new collaboration partners and government grants. As of March 31, 2025, we had $1.4 million of deferred revenue relating to our collaboration agreement with Kissei which we will recognize as revenue upon satisfaction of our remaining performance obligations.

Cost of Product Sales

	Three Months Ended March 31,		Aggregate
	2025	2024	Change

	(in thousands)
Cost of product sales	$4,409	$2,025	$2,384

The cost of product sales includes the cost of inventories sold to our customers and to our collaborative partners. Certain inventories sold for the periods presented include inventory quantities acquired or produced prior to the FDA approval of the product, and do not reflect the full cost of the inventories sold, since such costs incurred prior to FDA approval were previously expensed and charged to research and development expense. In particular, we still utilize API with zero cost for our TAVALISSE inventories, which we expect to make use of for the next 12 months. As such, we recognize lower cost of product sales in the periods where we sell inventory quantities acquired or produced prior to the FDA approval of the product. As we acquire or produce more FDA approved inventory quantities in the future, our inventory cost in the balance sheet and cost of product sales will reflect the full cost of acquiring or producing such products. We rely and will continue to rely on certain third parties, including those located outside the US to manufacture our products. The imposition or threat of imposition of trade policies, tariffs (including retaliatory tariffs), taxes and other cross boarder operations could result in higher cost of product sales. Cost of product sales may also include reserves for potential excess, dated or obsolete inventories, estimated based upon assumptions about future demand and market conditions as well as product shelf lives. Cost of product sales also includes amortization of intangible assets acquired from in-licensing or acquisition of commercialized products, as well as sublicensing revenue fees and royalty expense.

The increase in cost of product sales in the three months ended March 31, 2025 compared to the same period in 2024 was primarily due to increased royalties and amortization expense of $1.2 million. In addition, cost of product sales also increased by $1.2 million due to the increase in product sales and delivery of drug supplies to our collaboration partners.

Research and Development Expense

	Three Months Ended March 31,		Aggregate
	2025	2024	Change

	(in thousands)
Research and development expense	$8,436	$6,026	$2,410
Stock-based compensation expense included in research and development expense	$872	$650	$222

The increase in research and development expense in the three months ended March 31, 2025 compared to the same period in 2024 was primarily driven by the increase in clinical trial related expenses of $1.9 million due to the timing of study progress activities on our ongoing IRAK 1/4 inhibitor program, and clinical development programs for olutasidenib. In addition, other various research and development expenses also increased by $0.6 million.

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

We do not track fully burdened research and development costs separately for each of our drug candidates. Our research team is focused on identifying and evaluating product candidates in our focused range of therapeutic indications that can be developed into small molecule therapeutics in our own proprietary programs or with potential collaborative partners. “Research” expenses relate primarily to personnel expenses, lab supplies, fees to third-party research consultants and compounds. Our development group leads the implementation of our clinical and regulatory strategies and prioritizes disease indications in which our compounds may be studied in clinical trials. “Development” expenses relate primarily to clinical trials, personnel expenses, costs related to our regulatory filings, lab supplies and fees to third-

party research consultants. “Other” expenses primarily consist of allocated facilities costs and allocated stock-based compensation expense relating to personnel in research and development groups.

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

The following table presents our total research and development expense by category (in thousands).

	Three Months Ended March 31,		From January 1, 2007*
	2025	2024	to March 31, 2025
Categories:
Research	$733	$455	$271,006
Development	6,715	4,803	589,331
Other	988	768	280,260
	$8,436	$6,026	$1,140,597

*We started tracking research and development expense by category on January 1, 2007.

“Other” expenses in the three months ended March 31, 2025 and 2024 consisted of allocated facilities costs of $0.1 million and $0.1 million, respectively, and allocated stock-based compensation expense of $0.9 million and $0.7 million, respectively.

Selling, General and Administrative Expense

	Three Months Ended March 31,		Aggregate
	2025	2024	Change

	(in thousands)
Selling, general and administrative expense	$27,715	$28,449	$(734)
Stock-based compensation expense included in selling, general and administrative expense	$2,452	$4,484	$(2,032)

The decrease in selling, general and administrative expense in the three months ended March 31, 2025 compared to the same period in 2024 was primarily due to decreased stock-based compensation expense of $2.0 million primarily from our performance-based stock awards, and decreased other various sales, general and administrative expenses of $0.4 million. These decreases were partially offset by increased personnel-related costs of $1.5 million and increased commercial related expenses of $0.2 million.

We expect to incur significant selling, general and administrative expenses, and expect our commercial related expenses to increase as we continue to expand our commercial activities. We continue to deploy resources to enable our field-based employees to engage with healthcare providers. These engagements have enabled our field team to cover existing prescribers, as well as develop relationships with new prescribers to identify appropriate patients for our products.

Interest Income and Interest Expense

	Three Months Ended March 31,		Aggregate
	2025	2024	Change

	(in thousands)
Interest income	$591	$593	$(2)
Interest expense	$(1,853)	$(1,874)	$21

Interest income comprised interest on our cash and investment balances. Interest expense comprised interest on our outstanding term loans with MidCap.

Provision for income Tax

	Three Months Ended March 31,		Aggregate
	2025	2024	Change

	(in thousands)
Provision for income taxes	$65	$—	$65

The quarterly provision for or benefit from income taxes is based on applying the estimated annual effective tax rate to the year-to-date pre-tax income (loss), adjusted for any discrete items. We update our estimate of our annual effective tax rate at the end of each quarterly period.

For the three months ended March 31, 2025, we recorded $0.1 million of provision for income tax primarily related to estimated state taxes. We do not expect to owe federal income tax due to sufficient net operating loss carryforwards that were generated prior to the enactment of the Tax Cuts and Jobs Act, as well as significant research and development credit carryforwards. We continue to record a full valuation allowance on our deferred tax assets considering our cumulative losses in prior years. For the three months ended March 31, 2024, we did not record a provision for income taxes due to our pre-tax book loss.

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

Our critical accounting estimates and significant accounting policies are described in “Note 1 – Description of Business and Summary of Significant Accounting Policies” to our “Notes to Financial Statements” contained in Part II, Item 8, “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to the accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2024.

Recent Accounting Pronouncements

See related discussions of recently issued accounting standards in “Note 1 – Organization and Summary of Significant Accounting Policies” to our “Notes to Condensed Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q. We continue to evaluate accounting standards that were recently issued but not yet adopted, as applicable.

Liquidity and Capital Resources

Liquidity

As of March 31, 2025 and December 31, 2024, we had approximately $77.1 million and $77.3 million, respectively, in cash, cash equivalents and short-term investments. We continue to maintain investment portfolios primarily in money market funds, US treasury bills, government-sponsored enterprise securities, corporate bonds and commercial paper. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. We view our investments portfolio as available-for-sale and are available for use in current operations. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. We continue to monitor the impact of the changes in the conditions of the credit and financial markets to our investment portfolio and assess if future changes in our investment strategy are necessary.

Following summarizes our cash flow activity for the periods presented:

	Three Months Ended March 31,
	2025	2024

	(in thousands)
Net cash provided by (used in):
Operating activities	$(893)	$(5,013)
Investing activities	(10,552)	313
Financing activities	484	(2,512)
Net decrease in cash, cash equivalents and restricted cash	$(10,961)	$(7,212)

Net cash used in operating activities for the three months ended March 31, 2025 comprised net cash outflows from changes in assets and liabilities of $16.1 million, partially offset by net cash inflows from net income adjusted for non-cash items of $15.2 million. Cash outflows from changes in assets and liabilities during the three months ended March 31, 2025 were primarily due to timing of advance payments to our contract manufacturers and strategic development collaboration partner, as well as timing of payments of salaries and annual cash bonuses. Net cash used in operating activities for the three months ended March 31, 2024 comprised net cash outflows from changes in assets and liabilities of $2.1 million, and cash outflows from net loss adjusted for non-cash items of $2.9 million. Cash outflows from changes in assets and liabilities during the three months ended March 31, 2024 were primarily due to timing of inventory build-up and advance payments to our contract manufacturers, as well as timing of payments of salaries and annual cash bonuses.

Net cash used in investing activities for the three months ended March 31, 2025 comprised net purchases of short-term investments of $10.6 million. Net cash provided by investing activities for the three months ended March 31, 2024 comprised primarily of net maturities of short-term investments of $0.5 million, partially offset by payment for acquisition of intangible assets of $0.1 million.

Net cash provided by financing activities for the three months ended March 31, 2025 comprised proceeds from issuance of common stock upon exercise of stock options of $0.5 million. Net cash used in operating activities for the three months ended March 31, 2024 comprised cost share payments to a collaboration partner of $2.6 million, partially offset by the net proceeds from issuance of common stock upon exercise of stock options of $0.1 million.

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

Under our existing collaboration agreements that we entered in the ordinary course of business, we received or may be entitled to receive upfront cash payments, payments contingent upon specified events achieved by such partners and royalties on any net sales of products sold by such partners under the agreements. As of March 31, 2025, total future contingent payments to us under our existing agreements with our collaboration partners was approximately $1.5 billion, if all potential product candidates achieved all of the payment triggering events under all of our current agreements. This estimated future contingent amount does not include any estimated royalties that could be due to us if the partners successfully commercialize any of the licensed products. Future events that may trigger payments to us under the agreements are based solely on our partners’ future efforts and achievements of specified development, regulatory and/or commercial events. See further discussion in “Note 4 – Sponsored Research, License Agreements and Government Contracts” to our “Notes to Condensed Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

We have an Open Market Sale Agreement with Jefferies LLC (Jefferies), as a sole agent, entered on August 4, 2020, and amended and restated on August 2, 2024. Pursuant to such Open Market Sale Agreement, we may sell from time to time, through Jefferies, shares of our common stock in sales deemed to be “at-the-market offerings” as defined in Rule 415 under the Securities Act, subject to conditions specified in the Open Market Sale Agreement, including maintaining an effective registration statement covering the sale of shares under the Open Market Sale Agreement. We have an active Registration Statement filed with the SEC, which registered, among other securities, a base prospectus which covers the offering, issuance, and sale by us of up to $250.0 million in the aggregate of the securities identified from time to time in one or more offerings, which include the $100.0 million of shares of our common stock that may be offered, issued and sold under the Open Market Sale Agreement. As of March 31, 2025, we have not sold any shares of common stock under such Open Market Sale Agreement.

We have a Credit Agreement with MidCap that provides for $60.0 million term loan credit facility, which was fully funded as of March 31, 2025.

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

Material Cash Requirements

We conduct our commercial activities and research and development programs internally and with third parties that include, among others, arrangements with vendors, consultants, contract research organizations (CROs) and universities. Our contract arrangements with these third parties are generally cancellable on reasonable notice, and our obligations under such arrangements are generally based on services performed. We have agreements with certain clinical research organizations to conduct our clinical trials including our strategic development collaborations with MDACC and CONNECT. The timing of payments for any amounts owed under the respective agreements depends on various factors including, but not limited to, patient enrollment and other progress of the clinical trials. We can terminate these agreements at any time, and if terminated, we would not be liable for the full amount of the respective agreements. Instead, we will be liable for services provided through the termination date plus certain cancellation charges, if any, as defined in each of the respective agreements. In addition, these agreements may, from time to time, be subjected to amendments as a result of any change orders executed by the parties. We expect to continue entering into contracts in the normal course of business with various third parties to support our commercial activities and research and development programs.

In the ordinary course of business, we enter into agreements with contract manufacturers to manufacture our inventory products. Although the agreements generally provide a termination clause with or without cause, we may still be subjected to payment of cancellation fees. The level of cancellation fees is generally dependent on the timing of the written notice in relation to the commencement of work, with the maximum cancellation fees equal to the full price of the work order. In October 2024, we entered into an agreement with a third-party contract manufacturer to manufacture TAVALISSE that is expected to be delivered starting in 2026 through 2029. As of March 31, 2025, the contractual obligation not included in our financial statements related an agreement that may potentially be subjected to cancellation fees amounted to approximately $20.8 million, with approximately $2.8 million due in the remainder of 2025 and $9.7 million due in 2026 and 2027. As of March 31, 2025, we have not incurred any cancellation fees under our agreements with contract manufacturers.

As discussed in detail in “Note 4 – Sponsored Research, License Agreements and Government Contracts” of our “Notes to Condensed Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, under the Lilly Agreement, although our co-funding obligation for development of ocadusertib (previously R552) in the US, Europe, and Japan ended on April 1, 2024, we have the right to opt-in to co-funding, upon us providing notice to Lilly within 30 days of certain events, as specified in the agreement. On April 30, 2025, we provided notice to Lilly of our decision not to exercise our opt-in right following our evaluation of certain events specified in the Lilly Agreement. Following this notification, we are no longer obligated to share in any future global development costs, which resulted in the release of the $40.0 million remaining cost share liability currently on our condensed balance sheet.

Also, as discussed in detail in “Note 4 – Sponsored Research, License Agreements and Government Contracts” and “Note 5 – In-licensing and Acquisition” of our “Notes to Condensed Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, pursuant to our license and transition services agreement with Forma, Forma is entitled to potential development and regulatory milestone payments and tiered royalty payments on net sales as well as certain portion of sublicensing revenue. Further, following our olutasidenib sublicensing agreements with Kissei and Dr. Reddy’s, Forma is entitled to a portion of the sublicensing revenue we receive from Kissei and Dr. Reddy’s under such respective agreements.

Additionally, as discussed in detail in “Note 5 – In-licensing and Acquisition” of our “Notes to Condensed Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, pursuant to an Asset Purchase Agreement with Blueprint, in addition to unpaid purchase price consideration, Blueprint is entitled to potential commercial and regulatory milestone payments, as well as tiered royalty payments.

We have a contractual commitment with respect to our credit facility with MidCap. Under the amended Credit Agreement, the term loans mature on September 1, 2027, and the interest-only period is through October 1, 2025. As of March 31, 2025, the outstanding principal amount of the loan was $60.0 million, of which $15.0 million principal payments are due within 12 months. As of March 31, 2025, future interest calculated using the base interest rate as per the amended Credit Agreement, and the final fee payments associated with the credit facility amounted to $12.7 million, with approximately $6.2 million payable within 12 months.

As of March 31, 2025, we have a contractual commitment related to our sublease agreement with Atara which sublease will expire in May 2025. In February 2025, we entered into a lease agreement with 611 Gateway to lease the same office space currently subleased from Atara. As of March 31, 2025, our contractual commitment related to the lease agreements was $1.5 million, of which $0.6 million is payable in the next 12 months.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities related to our investments and borrowings. There were no material changes to our quantitative and qualitative disclosures about market risks during the three months ended March 31, 2025 as disclosed in “Item 7A. Quantitative and Qualitative Disclosures About Market Risks” of our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Changes in Internal Controls. There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2025 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

In June 2022, we received a notice letter regarding an ANDA submitted to the FDA by Annora, requesting approval to market a generic version of TAVALISSE. The notice letter included a Paragraph IV certification with respect to our US Patent Nos. 7,449,458; 8,263,122; 8,652,492; 8,771,648 and 8,951,504, which are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (referred to as the “Orange Book”). The notice letter asserts that these patents will not be infringed by Annora’s proposed product, are invalid and/or are unenforceable. Annora’s notice letter does not provide a Paragraph IV certification against our other patents listed in the Orange Book. On July 25, 2022, we filed a lawsuit in the US District Court for the District of New Jersey against Annora and its affiliates, Hetero Labs Ltd., and Hetero USA, Inc., for infringement of our US patents identified in Annora’s Paragraph IV certification. On September 21, 2022, Annora and its affiliates answered and counterclaimed for declaratory judgment of non-infringement and invalidity of the ’458, ’122, ’492, ’648, and ’504 patents. We served an answer to Annora’s counterclaims in October 2022. Annora served invalidity and non-infringement contentions in December 2022. We served an answer to Annora’s invalidity and non-infringement contentions in March 2023. In March 2025, we entered into a settlement agreement with Annora resolving patent litigation related to our product TAVALISSE. Under the terms of the settlement agreement, Annora will have a license to sell its generic product in the second quarter of 2032 or earlier under certain circumstances. In accordance with the settlement agreement, the parties terminated all ongoing litigation between us and Annora regarding TAVALISSE patents pending in New Jersey as of March 26, 2025.

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

We have marked with an asterisk (*) those risk factors below that reflect a substantive change from the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 4, 2025, if any.

Risk Factor Summary

●	Our prospects are highly dependent on our existing commercial products. To the extent that the commercial success of our products in the US and respective territories outside of the US is diminished or halted, our business, financial condition and results of operations may be adversely affected, and the price of our common stock may decline.
●	We may not be able to successfully develop or commercialize our product candidates if problems arise in the clinical testing and/or approval process. There is a high risk that drug discovery and development efforts might not generate successful product candidates. If the results of our clinical trials do not meet the primary efficacy endpoints, or if the top-line data from the results of our clinical trials may not ultimately meet the requirements for an NDA approval by the FDA and other regulatory authorities, the commercial prospects of our business may be harmed, and our ability to generate product revenues may be delayed or eliminated.
●	Our strategy to expand our hematology and oncology pipeline on our own, or through acquisitions or in-licensing of early or late-stage products or companies, or through partnerships with pharmaceutical and biotechnology companies, as well as academic institutions and government organizations, may not be successful.
●	Even if we, or any of our collaborative partners, are able to continue to commercialize our products or any product candidate that we, or they, develop, the product may become subject to unfavorable pricing regulations, unfavorable health technology assessments (HTA), third-party payor reimbursement practices or labeling restrictions, all of which may vary from country to country and any of which could harm our business.
●	If we are unable to successfully market and distribute our products and retain experienced commercial personnel, our business will be substantially harmed.
●	We are subject to stringent and evolving healthcare regulatory, privacy and information security laws, regulations, rules, policies and contractual obligations, and changes in such laws, regulations, rules, policies, contractual obligations and our actual or perceived failure to comply with such requirements could subject us to significant investigations, audits, fines, penalties, and claims, any of which may have a material adverse effect on our business, financial condition, results of operations or prospects.
●	If manufacturers obtain approval for generic versions of our products, or of products with which we compete, our business may be harmed.
●	Unforeseen safety issues could emerge with our products that could require us to change the prescribing information to add warnings, limit use of the product, and/or result in litigation. Any of these events could have a negative impact on our business.
●	We rely and may continue to rely on third-party distribution facilities for the sale of our products and potential sale of any of our product candidates. If any or all of them become subject to adverse findings from inspections or face other difficulties to operate, then the distribution of our products may be interrupted or otherwise adversely affected.
●	We lack the capability to manufacture compounds for clinical development and we intend to rely on third parties

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

Apart from our discovery efforts, we continue to seek to broaden and diversify our product portfolio through acquisition or in-licensing of a product. This strategy is dependent on our ability to successfully identify and acquire or in-license relevant product candidates. In July 2022, we entered into a license and transition services agreement with Forma for an exclusive license to develop, manufacture and commercialize olutasidenib, a proprietary inhibitor of mIDH1, for any uses worldwide, including for the treatment of AML and other malignancies. In December 2022, the FDA approved REZLIDHIA capsules for the treatment of adult patients with R/R AML with a susceptible IDH1 mutations as detected by an FDA-approved test. REZLIDHIA is our second commercial product and we believe is highly synergistic with our existing hematology-oncology focused commercial and medical affairs infrastructure. Further, in February 2024, we entered into an Asset Purchase Agreement with Blueprint to purchase certain assets comprising the right to research, develop, manufacture and commercialize GAVRETO, Blueprint’s proprietary RET inhibitor of tyrosine kinase for the treatment of metastatic RET fusion-positive NSCLC and advanced thyroid cancer, in the US. Simultaneously and in connection with entering into the Asset Purchase Agreement, we also entered into certain supporting agreements with Blueprint, including a customary transition agreement, pursuant to which, during a transition period, Blueprint will transition regulatory and distribution responsibility for pralsetinib to us. In June 2024, we announced the completion of the transfer of GAVRETO NDA to us, and GAVRETO became commercially available from us in the US by prescription. The in-licensing and acquisition of a product is a highly competitive area, and many other companies are pursuing the same or similar product candidates to those that we may consider attractive. In particular, larger companies with more well-established and diverse revenue streams may have a competitive advantage over us due to their size, financial resources and more extensive clinical development and commercialization capabilities. Furthermore, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. The success of this strategy depends partly upon our ability to identify, select and acquire or in-license promising product candidates and technologies. The process of proposing, negotiating and implementing a license or acquisition of a product candidate is lengthy and complex, and we may be unable to in-license or acquire the rights to any such products, product candidates or technologies from third parties for several reasons. We may also be unable to in-license or acquire additional relevant product candidates on acceptable terms. Further, even if we identify acquisition or in-licensing targets, we may not be able to complete the transactions or we may determine after due diligence investigation not to pursue identified targets. Even if we succeed in our efforts to obtain rights to suitable product candidates, the success of our investments in these areas, our investment strategy will remain subject to the inherent risks associated with the development and commercialization of the product, and with the competitive business environment in which we operate.

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

Because of the uncertainty of whether the accumulated preclinical evidence (pharmacokinetic, pharmacodynamic, safety and/or other factors) or early clinical results will be observed in later clinical trials, we can make no assurances regarding the likely results from our future clinical trials or the impact of those results on our business. For example, we conducted a Phase 3 pivotal trial of fostamatinib in patients with warm auto immune hemolytic anemia (wAIHA) initiated in March 2019 and completed in April 2022. In June 2022, we announced top-line efficacy and safety data results of the trial, and the results did not demonstrate statistical significance in the primary efficacy endpoint of durable hemoglobin response in the overall study population. We conducted an in-depth analysis of these data to better understand differences in patient characteristics and outcomes and submitted these findings to the FDA. In October 2022, we announced that we received guidance from the FDA’s review of these findings. Based on the result of the trial and the guidance from the FDA, we did not file an sNDA for this indication. Further, we may experience errors in the analysis of our clinical trial results. For example, we conducted our Phase 3 clinical trial to evaluate safety and efficacy of fostamatinib in hospitalized COVID-19 patients launched in November 2020 and completed enrollment in July 2022. We previously announced in November 2022 the top-line results did not meet statistical significance in the primary efficacy endpoint. Upon further analysis, we discovered an error by the biostatistical contract research organization in the application of a statistical stratification factor. After correcting for this statistical error, the primary endpoint of the study was met. However, given the end of the federal COVID-19 PHE in May 2023, and based on feedback from the FDA, DOD and other advisors regarding the program’s regulatory requirements, costs, timeline and potential for success, we decided not to submit an Emergency Use Authorization (EUA) or sNDA.

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

Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors and customers, may expose us to broadly applicable federal, state and foreign fraud and abuse and other healthcare laws and regulations including anti-kickback and false claims laws, data privacy and security laws, and transparency reporting laws. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute any product for which we have obtained regulatory approval, or for which we may obtain regulatory approval in the future. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws and regulations intended to prevent fraud, misconduct, bribery kickbacks, self-dealing and other abusive or inappropriate practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, including promoting off-label uses of our products, certain commission compensation, certain customer incentive programs, certain patient support offerings, and other business arrangements generally. Activities subject to these laws also involve the improper use or misrepresentation of information obtained in the course of patient recruitment for clinical trials, creating fraudulent data in our preclinical studies or clinical trials or illegal misappropriation of drug product, which could result in regulatory sanctions and cause serious harm to our reputation. See “Business – Government Regulation – Healthcare and Privacy Law and Regulation and Healthcare Reform” contained in Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2024, for more information on the healthcare laws and regulations that may affect our ability to operate.

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

In addition, state legislatures have enacted statutes to address privacy and information security issues, including the California Consumer Privacy Act of 2018 (the CCPA). For example, the CCPA, as amended by the California Privacy Rights Act (CPRA), establishes a privacy framework applicable to for-profit entities that are doing business in California, including an expansive definition of personal information and data privacy rights for California residents (as consumers, business contacts and employees), and authorizes potentially severe statutory damages and creates a private right of action for certain data security breaches. The CCPA also requires businesses subject to the law to provide disclosures to California residents and to provide them with rights with respect to their personal information, including the right to opt out of the sale of such information. Moreover, the CPRA, among other things, imposes requirements relating to data minimization and correction, and gives California residents additional rights over their personal information, including the right to opt-out of the use of their personal information in online behavioral advertising and to opt-out of certain types of consumer profiling. The CPRA also provides for penalties for CPRA violations concerning California residents under the age of 16, and established the California Privacy Protection Agency to implement and enforce the law. Although there are exemptions for protected health information, clinical trial and other research-related data under the CCPA, the CCPA could impact our business depending on how it is interpreted by the California Privacy Protection Agency, as well from new regulations issued by the Agency to further implement the law. Compliance with the CCPA may increase our compliance costs and potential liability.

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

In addition, federal agency priorities, leadership, policies, rulemaking, communications, spending and staffing may be significantly impacted by election cycles. For example, the current presidential administration aims to significantly reduce government spending through cuts to federal healthcare programs and reductions in the workforces of key government agencies, such as the FDA, DHHS, and CMS. Efforts by the current administration to limit federal agency budgets or personnel may result in reductions to agency budgets, employees and operations, which may lead to slower response times, less guidance and longer review periods, potentially affecting our ability to progress development of our product candidates or obtain regulatory approval for our product candidates. Any resulting changes in regulation may result in unexpected delays, increased costs, or other negative impacts on our business that are difficult to predict.

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

In March 2025, we entered into a settlement agreement with Annora resolving patent litigation related to our product TAVALISSE. The litigation resulted from submission by Annora of an ANDA to the FDA seeking approval to market a generic version of TAVALISSE in the US. For more information, see “Part II, Item 1, Legal Proceedings” of this Quarterly Report on Form 10-Q.

We intend to vigorously enforce and defend our intellectual property related to our products. We cannot be assured that we will prevent the introduction of a generic version of our product for any particular length of time, or at all. If an ANDA from generic manufacturers is approved, and generic versions of our products are introduced, whether following the expiration of our patents, the invalidation of our patents as a result of any litigation, or the determination that the proposed generic product does not infringe on our patents, our sales of our products would be adversely affected. In addition, we cannot predict what additional ANDAs could be filed by potential generic competitors requesting approval to market generic forms of our products, which would require us to incur significant additional expense and result in distraction for our management team, and if approved, result in significant decreases in the revenue derived from sales of our marketed products and thereby materially harm our business and financial condition.

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

We entered into a Credit Agreement with MidCap on September 27, 2019, amended on March 29, 2021, February 11, 2022, July 27, 2022, and April 11, 2024. The Credit Agreement provides for a $60.0 million term loan credit facility. As of March 31, 2025, the outstanding principal balance of the loan was $60.0 million, and no remaining funds were available under the term loan credit facility. Under the Credit Agreement, we are required to repay amounts due when there is an event of default for the term loans that results in the principal, premium, if any, and interest, if any, becoming due prior to the maturity date for the term loans. The Credit Agreement also contains a number of other affirmative and restrictive covenants. See “Note 10 – Debt” to our “Notes to Condensed Financial Statements” contained in Part I, Item 1, of this Quarterly Report on Form 10-Q for additional details of the Credit Agreement. These and other terms in the Credit Agreement have to be monitored closely for compliance and could restrict our ability to grow our business or enter into transactions that we believe would be beneficial to our business. Our business may not generate cash flow from operations in the future sufficient to service our debt and support our growth strategies. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as restructuring our debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our current debt obligations. In addition, we cannot be sure that additional financing will be available when required or, if available, will be on terms satisfactory to us. Further, even if we are able to obtain additional financing, we may be required to use such proceeds to repay a portion of our debt.

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

Our success as a company is uncertain due to our history of operating losses and the uncertainty of any future profitability.*

For the three months ended March 31, 2025 and for the year ended December 31, 2024, we recognized income from operations primarily due to higher net product sales and collaboration revenues, partially offset by our operating expenses. Historically, we have incurred losses from operations each year since we were incorporated in June 1996 other than in fiscal year 2010, due in large part to the significant research and development expenditures and costs of our ongoing commercial efforts. Although we recognized income from operations in 2024 and in the current period, there can be no assurance that we will generate annual operating income in the foreseeable future. Currently, our potential sources of revenues include sales of our products, as well as upfront, milestones and royalty payments pursuant to our collaboration arrangements, all of which may never materialize if sales of our products decline or if our collaboration partners do not achieve certain events or generate net sales to which these contingent payments are dependent on. If our future drug candidates fail or do not gain regulatory approval, or if our drugs do not achieve sustainable market acceptance, we may not be profitable. As of March 31, 2025, we had an accumulated deficit of approximately $1.4 billion. The extent of our future losses or profitability, if any, is highly uncertain.

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

An adverse outcome may allow third parties to use our intellectual property without a license and/or allow third parties to introduce generic and other competing products, any of which would negatively impact our business. For example, in March 2025, we entered into a settlement agreement with Annora resolving patent litigation related to our product TAVALISSE. For more information, see “Part II, Item 1, Legal Proceedings” of this Quarterly Report on Form 10-Q.

We intend to vigorously enforce and defend our intellectual property rights related to our products. Should any third parties receive FDA approval of an ANDA for a generic version of our products or a 505(b)(2) NDA with respect to our products, and if our patents covering our products were held to be invalid (or if such competing generic versions of our products were found to not infringe our patents), then they could introduce generic versions of our products or other such 505(b)(2) products before our patents expire, and the resulting competition would negatively affect our business, financial condition and results of operations. Please also see the risk factor entitled, “If manufacturers obtain approval for generic versions of our products, or of products with which we compete, our business may be harmed.” In the future, there might be other claims that are subject to substantial uncertainties and unascertainable damages or other remedies, and the cost to defend may also be significant.

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

The market prices for our common stock and the securities of other biotechnology companies have been highly volatile and may continue to be highly volatile in the future. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

●	the progress and success of our clinical trials and preclinical activities (including studies and manufacture of materials) of our product candidates conducted by us;
●	our ability to continue to sell our products in the US;
●	our ability to enter into partnering opportunities across our pipeline;
●	the receipt or failure to receive the additional funding necessary to conduct our business;
●	selling of our common stock by large stockholders;
●	presentations of detailed clinical trial data at medical and scientific conferences and investor perception thereof;
●	announcements of technological innovations or new commercial products by our competitors or us;
●	the announcement of regulatory applications, such as third party’s ANDA, seeking approval of generic versions of our marketed products;
●	developments concerning proprietary rights, including patents;
●	developments concerning our collaborations;
●	publicity regarding actual or potential medical results relating to products under development by our competitors or us;
●	regulatory developments in the US and foreign countries;
●	changes in the structure of healthcare payment systems;
●	litigation or arbitration;
●	economic and other external factors or other disaster or crisis; and
●	period-to-period fluctuations in financial results.

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

Because we will continue to need additional capital in the future to continue to expand our business, we may conduct additional equity offerings. We have an Open Market Sale Agreement with Jefferies entered on August 4, 2020, and amended and restated on August 2, 2024, pursuant to which, we may sell from time to time, through Jefferies, shares of our common stock in sales deemed to be “at-the-market offerings” as defined in Rule 415 under the Securities Act, subject to conditions specified in the Open Market Sale Agreement, including maintaining an effective registration statement covering the sale of shares under the Open Market Sale Agreement. We had a shelf registration statement (the Prior Registration Statement) filed with the SEC that expired on August 3, 2024. The Prior Registration Statement included a base prospectus registering the offering, issuance, and sale by us of up to $250.0 million in the aggregate of the securities identified from time to time in one or more offerings, including the $100.0 million of shares of our common stock that may be offered, issued and sold under the Open Market Sale Agreement. On August 2, 2024, we filed a new shelf registration statement (the New Registration Statement) with the SEC to replace the Prior Registration Statement. The New Registration Statement was declared effective on August 9, 2024 by the SEC. The New Registration Statement includes a base prospectus to register the offering, issuance and sale by us of up to $250.0 million in the aggregate of securities identified from time to time in one or more offerings, including up to $100.0 million of shares of our common stock that may be offered, issued and sold under the Open Market Sale Agreement. As of March 31, 2025, we have not sold any shares of common stock under such Open Market Sale Agreement.

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

See “Business – Government Regulation – Healthcare Reform” contained in Part I, Item 1 of tour Annual Report on Form 10-K for the year ended December 31, 2024, for additional information.

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

We lack the capability to manufacture compounds for clinical development, and we rely on and intend to continue relying on third parties for commercial supply, manufacturing and distribution, if any, of our product candidates which receive regulatory approval and we may be unable to obtain required material or product in a timely manner, at an acceptable cost or at a quality level required to receive regulatory approval.*

We currently do not have the manufacturing capabilities or experience necessary to produce our products or any product candidates for clinical trials. We currently use three API manufacturing facilities and three finished goods manufacturing facilities for our products. We do not currently have, nor do we plan to acquire the infrastructure or capability to supply, manufacture or distribute preclinical, clinical or commercial quantities of drug substances or products. For each clinical trial of our unpartnered product candidates, we rely on third-party manufacturers for the API, as well as various manufacturers to manufacture starting components, excipients and formulated drug products. Our ability to develop our product candidates, and our ability to commercially supply our products will depend, in part, on our ability to successfully obtain the API and other substances and materials used in our product candidates from third parties and to have finished products manufactured by third parties in accordance with regulatory requirements and in sufficient quantities for preclinical and clinical testing and commercialization. If we fail to develop and maintain supply relationships with these third parties, we may be unable to continue to develop or commercialize our product candidates.

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

Our current and anticipated future dependence upon these third-party manufacturers may adversely affect our ability to develop and commercialize product candidates on a timely and competitive basis, which could have an adverse effect on sales, results of operations and financial condition. If we were required to transfer manufacturing processes to other third-party manufacturers and we were able to identify an alternative manufacturer, we would still need to satisfy various regulatory requirements. Satisfaction of these requirements could cause us to experience significant delays in receiving an adequate supply of our products and products in development and could be costly. Moreover, we may not be able to transfer processes that are proprietary to the manufacturer, if any. These manufacturers may not be able to produce material on a timely basis or manufacture material at the quality level or in the quantity required to meet our development timelines and applicable regulatory requirements and may also experience a shortage in qualified personnel. Certain of our third-party manufacturers are located outside of the US, and import materials from other countries including China to produce our products. The tensions between the US and other countries including China have led to a series of tariffs and sanctions being imposed on imports by the US, as well as other business restrictions. In response, other countries, notably China, have threatened or imposed tariffs or other trade sanctions on products manufactured in the US. Geopolitical developments, including changes arising as a result of the recent US presidential election, may lead to further developments with respect to the imposition or threat of imposition of trade policies, tariffs (including retaliatory tariffs), taxes and other limitations on cross-border operations. Such tensions could adversely impact us and our third-party manufacturers. We may not be able to maintain or renew our existing third-party manufacturing arrangements, or enter into new arrangements, on acceptable terms, or at all. Our third-party manufacturers could terminate or decline to renew our manufacturing arrangements based on their own business priorities, at a time that is costly or inconvenient for us. If we are unable to contract for the production of materials in sufficient quantity and of sufficient quality on acceptable terms, our planned clinical trials may be significantly delayed. Manufacturing delays could postpone the filing of our investigational new drug (IND) applications and/or the initiation or completion of clinical trials that we have currently planned or may plan in the future.

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

The US government has indicated its intent to alter its approach to international trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries. In addition, the US government has initiated tariffs on certain foreign goods. Related to this action, certain foreign governments have instituted tariffs on certain US goods. It remains unclear what the US Administration or foreign governments will or will not do with respect to tariffs or other international trade agreements and policies. A trade war or other governmental action related to tariffs or international trade agreements or policies has the potential to disrupt our research activities, affect our suppliers and/or the US or global economy or certain sectors thereof and, thus, could adversely impact our businesses.

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

Item 5.Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended March 31, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended.

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

RIGEL PHARMACEUTICALS, INC.

By:	/s/ RAUL R. RODRIGUEZ
Raul R. Rodriguez
Chief Executive Officer (Principal Executive Officer)
Date:	May 6, 2025

By:	/s/ DEAN L. SCHORNO
Dean L. Schorno
Chief Financial Officer (Principal Financial Officer)
Date:	May 6, 2025