Form 10-Q
period 2025-06-30
RIGEL PHARMACEUTICALS INC
filed 2025-08-05
CIK 1034842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

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

As of July 31, 2025, there were 17,937,340 shares of the registrant’s Common Stock outstanding.

RIGEL PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

RIGEL PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

(In thousands)

	As of
	June 30, 2025	December 31, 2024 (1)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$53,407	$56,746
Short-term investments	54,972	20,575
Accounts receivable, net	39,907	41,615
Inventories	10,423	6,002
Prepaid and other current assets	16,684	10,165
Total current assets	175,393	135,103
Property and equipment, net	57	92
Intangible assets, net	25,924	27,100
Operating lease right-of-use assets	1,178	246
Other assets	4,184	1,435
Total assets	$206,736	$163,976
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,290	$3,339
Accrued compensation	7,897	10,139
Accrued research and development	4,121	4,073
Acquisition-related liabilities	5,000	—
Revenue reserves and refund liability	29,502	26,440
Loans payable, net, current portion	22,361	7,272
Other accrued liabilities	8,593	10,396
Deferred revenue	1,355	1,355
Lease liabilities, current portion	517	285
Total current liabilities	86,636	63,299
Acquisition-related liabilities	—	5,000
Long-term portion of lease liabilities	714	—
Long-term portion of loans payable, net	37,452	52,408
Other long-term liabilities	—	39,981
Total liabilities	124,802	160,688

Commitments

Stockholders’ equity:
Common stock	18	18
Additional paid-in capital	1,400,916	1,393,325
Accumulated other comprehensive income	6	10
Accumulated deficit	(1,319,006)	(1,390,065)
Total stockholders’ equity	81,934	3,288
Total liabilities and stockholders’ equity	$206,736	$163,976
(1)	The balance sheet as of December 31, 2024 has been derived from the audited financial statements included in Rigel’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (SEC) on March 4, 2025.

See Accompanying Notes to Condensed Financial Statements

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Product sales, net	$58,948	$33,450	$102,498	$59,453
Contract revenues from collaborations	42,737	3,391	52,520	6,922
Total revenues	101,685	36,841	155,018	66,375
Costs and expenses:
Cost of product sales	4,504	2,807	8,913	4,832
Research and development	6,821	5,540	15,257	11,566
Selling, general and administrative	29,257	28,047	56,972	56,496
Total costs and expenses	40,582	36,394	81,142	72,894
Income (loss) from operations	61,103	447	73,876	(6,519)
Interest income	753	552	1,344	1,145
Interest expense	(1,874)	(2,029)	(3,727)	(3,903)
Income (loss) before income taxes	59,982	(1,030)	71,493	(9,277)
Provision for income taxes	369	—	434	—
Net income (loss)	$59,613	$(1,030)	$71,059	$(9,277)

Net income (loss) per share
Basic	$3.33	$(0.06)	$3.98	$(0.53)
Diluted	$3.28	$(0.06)	$3.91	$(0.53)
Weighted average shares used in computing net income (loss) per share
Basic	17,885	17,549	17,848	17,534
Diluted	18,162	17,549	18,168	17,534

See Accompanying Notes to Condensed Financial Statements

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$59,613	$(1,030)	$71,059	(9,277)
Other comprehensive income (loss):
Net unrealized income (loss) on short-term investments	8	(4)	(4)	(17)
Comprehensive income (loss)	$59,621	$(1,034)	$71,055	$(9,294)

See Accompanying Notes to Condensed Financial Statements

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

(unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of January 1, 2025	17,710,216	$18	$1,393,325	$10	$(1,390,065)	$3,288
Net income	—	—	—	—	11,446	11,446
Net change in unrealized loss on short-term investments	—	—	—	(12)	—	(12)
Issuance of common stock upon exercise of options, net of shares withheld	30,892	—	484	—	—	484
Issuance of common stock upon vesting of restricted stock units (RSUs)	125,783	—	—	—	—	—
Stock-based compensation expense	—	—	3,361	—	—	3,361
Balance as of March 31, 2025	17,866,891	$18	$1,397,170	$(2)	$(1,378,619)	$18,567
Net income	—	—	—		59,613	59,613
Net change in unrealized gain on short-term investments	—	—	—	8	—	8
Issuance of common stock upon exercise of options, net of shares withheld, and participation in Purchase Plan	52,295	—	418	—	—	418
Issuance of common stock upon vesting of RSUs	17,908	—	—	—	—	—
Stock-based compensation expense	—	—	3,328	—	—	3,328
Balance as of June 30, 2025	17,937,094	$18	$1,400,916	$6	$(1,319,006)	$81,934

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)
Balance as of January 1, 2024	17,482,513	$17	$1,378,881	$8	$(1,407,550)	$(28,644)
Net loss	—	—	—	—	(8,247)	(8,247)
Net change in unrealized loss on short-term investments	—	—	—	(13)	—	(13)
Issuance of common stock upon exercise of options	9,066	—	89	—	—	89
Issuance of common stock upon vesting of RSUs	48,658	—	—	—	—	—
Stock-based compensation expense	—	—	5,144	—	—	5,144
Balance as of March 31, 2024	17,540,237	17	1,384,114	(5)	(1,415,797)	(31,671)
Net loss	—	—	—	—	(1,030)	(1,030)
Net change in unrealized loss on short-term investments	—	—	—	(4)	—	(4)
Issuance of common stock upon exercise of options and participation in Purchase Plan	36,130	—	252	—	—	252
Issuance of common stock upon vesting of RSUs	17,750	—	—	—	—	—
Stock-based compensation expense	—	—	2,539	—	—	2,539
Balance as of June 30, 2024	17,594,117	$17	1,386,905	$(9)	$(1,416,827)	$(29,914)

See Accompanying Notes to Condensed Financial Statements

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2025	2024
Operating activities
Net income (loss)	$71,059	$(9,277)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation expense	6,600	7,662
Depreciation and amortization	1,211	1,013
Release of cost share liability	(39,981)	—
Net amortization of discount on short-term investments and term loans	(440)	(364)
Changes in assets and liabilities:
Accounts receivable, net	1,708	1,646
Inventories	(6,954)	(4,505)
Prepaid and other current and non-current assets	(6,589)	(2,088)
Right-of-use assets	(932)	301
Accounts payable	3,951	(1,012)
Accrued compensation	(2,242)	(2,303)
Accrued research and development	48	1,159
Revenue reserves and refund liability	3,062	2,863
Other accrued liabilities	(1,803)	532
Lease liability	946	(338)
Net cash provided by (used in) operating activities	29,644	(4,711)
Investing activities
Maturities of short-term investments	26,850	26,950
Purchases of short-term investments	(60,678)	(15,348)
Payments for acquisition of intangible assets	—	(360)
Net cash (used in) provided by investing activities	(33,828)	11,242
Financing activities
Net proceeds from issuance of common stock from equity plans	902	341
Cost share payments to a collaboration partner	—	(3,605)
Net cash provided by (used in) financing activities	902	(3,264)
Net (decrease) increase in cash, cash equivalents and restricted cash	(3,282)	3,267
Cash and cash equivalents at beginning of period	56,746	32,786
Cash, cash equivalents, and restricted cash at end of period	$53,464	$36,053
Supplemental disclosure of cash flow information
Interest paid	$3,332	$3,457
Increase in right-of-use assets and lease liability	$1,220	$—
Acquisition-related liabilities	$5,000	$15,000

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

TAVALISSE® (fostamatinib disodium hexahydrate) is our first product approved by the US Food and Drug Administration (FDA). TAVALISSE is the only approved oral spleen tyrosine kinase (SYK) inhibitor for the treatment of adult patients with chronic immune thrombocytopenia (ITP) who have had an insufficient response to a previous treatment. The product is also commercially available in Europe and the United Kingdom (UK) (as TAVLESSE), and in Canada, Israel, Japan and the Republic of Korea (Korea) (as TAVALISSE) for the treatment of chronic ITP in adult patients.

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

GAVRETO® (pralsetinib) is our third FDA-approved product which we began commercializing in June 2024. GAVRETO is a once daily, small molecule, oral, kinase inhibitor of wild-type rearranged during transfection (RET) and oncogenic RET fusions. GAVRETO is approved by the FDA for the treatment of adult patients with metastatic RET fusion-positive non-small cell lung cancer (NSCLC) as detected by an FDA-approved test. GAVRETO is also approved under accelerated approval based on overall response rate and duration response rate, for the treatment of adult and pediatric patients 12 years of age and older with advanced or metastatic RET fusion-positive thyroid cancer who require systemic therapy and who are radioactive iodine-refractory (if radioactive iodine is appropriate). We acquired the rights to research, develop, manufacture and commercialize GAVRETO in the US from Blueprint Medicines Corporation, now a Sanofi SA company (Blueprint), pursuant to an Asset Purchase Agreement entered in February 2024.

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

Liquidity

As of June 30, 2025, we had approximately $108.4 million in cash, cash equivalents and short-term investments. We finance our operations primarily through sales of our products, and contract payments under our collaboration agreements, as well as through equity securities and debt financing.

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

2.	Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
EPS Numerator:
Net income (loss)	$59,613	$(1,030)	$71,059	$(9,277)
EPS Denominator—Basic:
Weighted-average common shares outstanding	17,885	17,549	17,848	17,534
EPS Denominator—Diluted:
Weighted-average common shares outstanding	17,885	17,549	17,848	17,534
Dilutive effect of stock options, RSUs and shares under Purchase Plan	277	—	320	—
Weighted-average shares outstanding and common stock equivalents	18,162	17,549	18,168	17,534

Net income (loss) per share
Basic	$3.33	$(0.06)	$3.98	$(0.53)
Diluted	$3.28	$(0.06)	$3.91	$(0.53)

The potential shares of common stock that were excluded from the computation of diluted net income (loss) per share for the periods presented because including them would have been antidilutive are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock options	2,955	3,691	2,937	3,691
RSUs	314	388	263	388
Total	3,269	4,079	3,200	4,079

3.	Revenues

Revenues disaggregated by category were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Product sales:
Gross product sales	$79,692	$48,980	$139,884	$87,406
Discounts and allowances	(20,744)	(15,530)	(37,386)	(27,953)
Total product sales, net	58,948	33,450	102,498	59,453
Revenues from collaborations:
Release of cost share liability	39,981	—	39,981	—
Milestone revenue	—	—	3,000	—
Delivery of drug supplies, royalty and others	2,756	3,391	9,539	6,922
Total revenues from collaborations	42,737	3,391	52,520	6,922
Total revenues	$101,685	$36,841	$155,018	$66,375

Revenue from product sales is related to sales of our commercial products to our customers. For detailed discussions of our revenues from collaborations and government contracts, see “Note 4 – Sponsored Research, License Agreements and Government Contracts.”

Our net product sales include gross product sales, net of chargebacks, discounts and fees, government and other rebates and returns. Of the total discounts and allowances from gross product sales for the six months ended June 30, 2025 and 2024, $36.5 million and $27.6 million, respectively, was accounted for as additions to revenue reserves and refund liability, and $0.9 million and $0.4 million, respectively, as reductions in accounts receivable (as it relates to allowance for prompt pay discount) and prepaid and other current assets (as it relates to certain chargebacks and other fees that were prepaid) in the condensed balance sheet.

The following tables summarize the activities in chargebacks, discounts and fees, government and other rebates and returns that were accounted for within revenue reserves and refund liability, for each of the periods presented (in thousands):

	Chargebacks,	Government
	Discounts and	and Other
	Fees	Rebates	Returns	Total
Balance as of January 1, 2025	$13,374	$8,343	$4,723	$26,440
Provision related to current period sales	28,209	8,082	923	37,214
Adjustment related to prior period sales	—	(169)	(560)	(729)
Credit or payments made during the period	(28,624)	(4,642)	(157)	(33,423)
Balance as of June 30, 2025	$12,959	$11,614	$4,929	$29,502

	Chargebacks,	Government
	Discounts and	and Other
	Fees	Rebates	Returns	Total
Balance as of January 1, 2024	$8,236	$3,517	$3,931	$15,684
Provision related to current period sales	21,770	5,259	522	27,551
Credit or payments made during the period	(20,165)	(4,441)	(82)	(24,688)
Balance as of June 30, 2024	$9,841	$4,335	$4,371	$18,547

The following table summarizes the percentages of revenues from each of our customers who individually accounted for 10% or more of the total net product sales and revenues from collaborations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
McKesson Corporation	31%	49%	35%	46%
Cencora, Inc.	12%	20%	15%	21%
Cardinal Health, Inc.	*	21%	*	22%
Lilly	39%	—	26%	—

*Denotes less than 10%

4.	Sponsored Research, License Agreements and Government Contracts

Sponsored Research and License Agreements

We conduct research and development programs independently and in connection with our corporate collaborators. As of June 30, 2025, we are a party to collaboration agreements with Lilly to develop and commercialize ocadusertib (previously R552), a RIPK1 inhibitor, for the treatment of non-central nervous system (non-CNS) diseases and collaboration aimed at developing additional RIPK1 inhibitors for the treatment of central nervous system (CNS) diseases; with Grifols S.A. (Grifols) to commercialize fostamatinib for human diseases in all indications in Grifols territory which includes Europe, the UK, Turkey, the Middle East, North Africa and Russia (including Commonwealth of Independent States (CIS)); with Kissei Pharmaceutical Co., Ltd. (Kissei) to develop and commercialize fostamatinib in Japan, China, Taiwan and Korea, and olutasidenib in Japan, Korea and Taiwan; with Medison Pharma Trading AG (Medison Canada) and Medison Pharma Ltd. (Medison Israel and, together with Medison Canada, Medison) to commercialize fostamatinib in all indications, in Medison territory which includes Canada and Israel; with Knight Therapeutics International SA (Knight) to commercialize fostamatinib in all indications, in Knight territory which includes Latin America, consisting of Mexico, Central and South America, and the Caribbean; and with Dr. Reddy’s Laboratories (Dr. Reddy’s) to commercialize olutasidenib in Dr. Reddy’s territory which includes Latin America, South Africa, India, Australia, New Zealand, and certain countries in the CIS, Southeast Asia region and North Africa.

Further, we are also a party to collaboration agreements, but do not have ongoing performance obligations with BerGenBio ASA (BerGenBio) for the development and commercialization of AXL receptor tyrosine kinase inhibitor, R428 (now referred to as bemcentinib (BGB324)), and with Daiichi Sankyo (Daiichi) to pursue research related to murine double minute 2 (MDM2) inhibitor, DS-3032 (now referred as milademetan).

Under the above existing agreements that we entered into in the ordinary course of business, we received or may be entitled to receive upfront cash payments, payments contingent upon specified events achieved by such partners and royalties on any net sales of products sold by such partners under the agreements. As of June 30, 2025, total future contingent payments to us under all of the above existing agreements was approximately $1.5 billion, if all potential product candidates achieved all of the payment triggering events under all of our current agreements. Of this amount, $279.5 million relates to the achievement of development events, $310.6 million relates to the achievement of regulatory events and $902.0 million relates to the achievement of certain commercial events. This estimated future contingent amount does not include any estimated royalties that could be due to us if the partners successfully commercialize any of the licensed products. Future events that may trigger payments to us under the agreements are based solely on our partners’ future efforts and achievements of specified development, regulatory and/or commercial events.

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

Under the Lilly Agreement, we were responsible for performing and funding initial discovery and identification of CNS disease development candidates. Following candidate selection, Lilly is responsible for performing and funding all future development and commercialization of the CNS disease development candidates. Under the Lilly Agreement, we are responsible for 20% of the development costs for ocadusertib in the US, Europe, and Japan, up to a specified cap, and Lilly is responsible for funding the remainder of all development activities for ocadusertib and other non-CNS disease development candidates. Pursuant to the terms of the Lilly Agreement, we have the right to opt-out of co-funding the ocadusertib development activities in the US, Europe and Japan at two different specified times and as a result receive lesser royalties from sales. Under the Lilly Agreement, if the first opt-out right was exercised prior to September 30, 2023, we were required to fund our share of the ocadusertib development activities up to a maximum funding commitment of $65.0 million through April 1, 2024.

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

At the inception, we allocated the net transaction price of $67.1 million to each performance obligation based on our best estimate of its relative standalone selling price using the adjusted market assessment approach. The transaction price allocated to the non-CNS penetrant IP of $60.4 million was recognized as revenue upon delivery of the non-CNS penetrant IP to Lilly during the first quarter of 2021. The transaction price allocated to the CNS penetrant IP of $6.7 million was recognized as revenue from the effective date of the Lilly Agreement through the eventual acceptance by Lilly in June 2022 using the input method. There was no outstanding deferred revenue related to Lilly Agreement as of June 30, 2025 and December 31, 2024.

In September 2023, we provided our first-opt out notice to Lilly, and concurrently entered into a second amendment to the Lilly Agreement. The amended Lilly Agreement provided, among others that if we exercise our first opt-out right, we have the right to opt-in to the co-funding of ocadusertib development, upon us providing notice to Lilly within 30 days of certain events as specified in the Lilly Agreement, and as a result receive greater royalties from sales. If we exercised our opt-in right, we would be required to continue to share in global development costs, capped at a specified amount and for a specified period if the second opt-out right was exercised.

As discussed above, following us providing the first opt-out notice to Lilly, our cost share obligation for ocadusertib development ended on April 1, 2024. We paid Lilly a total of $21.4 million for our share of development costs incurred through April 1, 2024. As of December 31, 2024, the outstanding liability to Lilly reported within other long-term liabilities in the condensed balance sheets amounted to $40.0 million. Although our cost share obligation for the ocadusertib development ended on April 1, 2024, the remaining cost share liability was not released in the periods prior to us providing the notice to Lilly not to exercise our opt-in right because we were not able to conclude that it was probable that a significant reversal of the amount of revenue, if recognized, would not occur until the likelihood of us exercising our opt-in right became remote, or when the opt-in right period lapsed.

On April 30, 2025, we provided notice to Lilly of our decision not to exercise our opt-in right following our evaluation of certain events specified in the Lilly Agreement. Following this notification, we are no longer obligated to share in any future global development costs. As such, we released the $40.0 million remaining cost share liability and recognized the amount as contract revenues from collaboration in the three and six months ended June 30, 2025.

Grifols License Agreement

We have an exclusive commercialization license agreement with Grifols entered in January 2019 with exclusive rights to commercialize fostamatinib for human diseases, and non-exclusive rights to develop fostamatinib in Grifols territory. Under the agreement, we received an upfront payment of $30.0 million, with the potential for $297.5 million in total regulatory and commercial milestones. We are also entitled to receive stepped double-digit royalty payments based on tiered net sales which may reach 30% of net sales. In January 2020, the European Commission (EC) granted a centralized Marketing Authorization (MA) for fostamatinib valid throughout the European Union (EU) and in the UK after the departure of the UK from the EU for the treatment of chronic ITP in adult patients who are refractory to other treatments. With this approval, in February 2020, we received $20.0 million non-refundable payment, composed of a $17.5 million payment due upon Marketing Authorization Application (MAA) approval by the European Medicines Agency (EMA) of fostamatinib for the first indication and a $2.5 million creditable advance royalty payment, based on the terms of our collaboration agreement with Grifols. We accounted for this agreement under ASC 606, and recognized the corresponding revenue in the period we satisfied the performance obligations. There was no outstanding deferred revenue related to the Grifols license agreement as of June 30, 2025 and December 31, 2024.

We have a commercial supply agreement with Grifols entered in October 2020 to supply and sell our drug product priced at a certain markup specified in the agreement, in quantities Grifols order from us pursuant to and in accordance with the agreement. For the three and six months ended June 30, 2025, we recognized revenue of $0.4 million and $3.7 million, respectively, related to the delivery of drug supply to Grifols. No revenue was recognized related to delivery of drug supplies to Grifols during the three and six months ended June 30, 2024.

We recognize royalty revenue from Grifols included within contract revenues from collaboration. Royalty revenue recognized for the three months ended June 30, 2025 and 2024 was $1.6 million and $1.1 million, respectively, and for the six months ended June 30, 2025 and 2024 was $3.1 million and $2.2 million, respectively.

Kissei License Agreements

We have a collaboration and license agreement with Kissei entered in September 2024 to grant exclusive rights to Kissei to develop and commercialize olutasidenib in all human diseases in Japan, Korea and Taiwan. Kissei is responsible for performing and funding the development activities for olutasidenib in the Kissei territory and we retained the co-exclusive right to conduct development activities in the Kissei territory solely for the purpose of supporting and obtaining regulatory approval of and commercializing olutasidenib in the world outside the Kissei territory. Under the terms of the agreement, we received a one-time, non-refundable, and non-creditable upfront cash payment of $10.0 million, with the potential for up to an additional $152.5 million in development, regulatory and commercial milestone payments, and will receive mid twenty to lower thirty percent, tiered, escalated net sales-based payments for the supply of olutasidenib, subject to certain standard reductions and offsets. Pursuant to the agreement, Kissei is responsible for companion diagnostic development in Japan, for which we will share 50% of the costs incurred by Kissei, up to $3.0 million, which are creditable against future milestones and transfer price payments owed to us. We remain responsible for the manufacture and supply of olutasidenib for all development and commercialization activities under the agreement. Pursuant to the concurrently executed supply agreement, we will supply Kissei with bulk drug product for use under the collaboration and license agreement. We accounted for this agreement following ASC 606 and concluded at the inception of the agreement, the upfront cash payment of $10.0 million was the consideration for granting the license right to Kissei, and there are no other material deliverables associated with the upfront payment. Accordingly, we recognized the upfront payment as revenue during the third quarter of 2024.

We also have an exclusive license and supply agreement with Kissei entered in October 2018, amended in November 2022, October 2023, August 2024, September 2024 and October 2024, to develop and commercialize fostamatinib in all current and potential indications in Japan, China, Taiwan and Korea. Kissei is responsible for performing and funding all development activities for fostamatinib in the above-mentioned territories. At the inception of the agreement, we received an upfront cash payment of $33.0 million. Further, the agreement provides for up to $115.0 million in potential development, regulatory and commercial milestone payments, and mid- to upper twenty percent, tiered, escalated net sales-based payments for the supply of fostamatinib. Under the agreement, we granted Kissei the license rights to fostamatinib in Kissei’s territory and are obligated to supply Kissei with drug product for use in clinical trials and pre-commercialization activities. We are also responsible for the manufacture and supply of fostamatinib for all future development and commercialization activities. We accounted for this agreement under ASC 606, and recognized the corresponding revenue in the period we satisfied the performance obligations. As of June 30, 2025 and December 31, 2024, the remaining deferred revenue was related to the material right associated with discounted fostamatinib supply which amounted to $1.4 million. No revenue was recognized during the three and six months ended June 30, 2025 and 2024 associated with the remaining performance obligation.

In April 2022, Kissei announced that an NDA for fostamatinib in chronic ITP was submitted to Japan’s Pharmaceuticals and Medical Devices Agency (PMDA), and in December 2022, Kissei announced that Japan’s PMDA approved the NDA. Following such milestones, we were entitled to receive a total of $25.0 million non-refundable and non-creditable milestone payments that we recognized as revenue in 2022. In January 2025, Kissei announced the Korean Ministry of Food and Drug Safety approved fostamatinib for the treatment of chronic ITP, which entitled us to receive a $3.0 million non-refundable and non-creditable milestone payment that we recognized as revenue in the first quarter of 2025.

Revenue recognized related to the delivery of drug supply to Kissei for the three months ended June 30, 2025 and 2024 was $0.4 million and $2.2 million, respectively, and for the six months ended June 30, 2025 and 2024 was $2.0 million and $4.5 million, respectively.

Medison Commercial and License Agreements

We have exclusive commercial and license agreements with Medison entered in October 2019 for the commercialization of fostamatinib for chronic ITP in Medison territory, pursuant to which, we received a $5.0 million upfront payment with respect to the agreement in Canada. We accounted for this agreement under ASC 606 and identified the following combined performance obligations at inception of the agreement: (a) granting of the license and (b) obtaining regulatory approval in Canada of fostamatinib in ITP. However, under the agreement, we have the option to buy back all rights to the product in Canada within six months from obtaining regulatory approval for the treatment of auto immune hemolytic anemia in Canada. We determined that the non-refundable upfront fee represented the transaction price, however, due to the buyback provision, we accounted this upfront payment as financing arrangement under ASC 606. In 2022, management concluded that the likelihood of exercising the buyback option right was remote considering the top-line results from our Phase 3 trial of fostamatinib in warm auto immune hemolytic anemia (wAIHA) which showed that the trial did not demonstrate statistical significance in the primary efficacy endpoint, and the guidance received from the FDA. As such, in accordance with ASC 606, we relieved the outstanding financing liability which included the upfront payment and accreted interest, and recognized such amount as revenue in 2022. There was no outstanding deferred revenue related to Medison commercial and license agreement as of June 30, 2025 and December 31, 2024.

Revenue recognized from Medison related to delivery of drug supply and earned royalties for the three months ended June 30, 2025 and 2024 was $0.2 million and $0.1 million, respectively, and for the six months ended June 30, 2025 and 2024 was $0.6 million and $0.2 million, respectively.

Knight Commercial License and Supply Agreement

We have commercial license and supply agreements with Knight entered in May 2022 for the commercialization of fostamatinib for approved indications in Knight territory. Pursuant to such commercial license agreement, we received a $2.0 million one-time, non-refundable, and non-creditable upfront payment, with potential for up to an additional $20.0 million in regulatory and sales-based commercial milestone payments, and will receive twenty- to mid-thirty percent, tiered, escalated net-sales based royalty payments for products sold in the Knight territory. We accounted for this agreement under ASC 606 and identified that the upfront payment was a consideration for granting Knight the license to commercialize fostamatinib for approved indication in the Knight territory, and no further material deliverables associated to such upfront payment. As such, we recognized the upfront payment as revenue in 2022. We are also responsible for the exclusive manufacture and supply of fostamatinib for all future development and commercialization activities under the agreement. No revenue was recognized during the three and six months ended June 30, 2025 and 2024 from Knight.

Dr. Reddy’s Commercial License Agreement

We have a commercial license agreement with Dr. Reddy’s entered in November 2024, pursuant to which, we granted Dr. Reddy’s an exclusive license to develop and commercialize olutasidenib in Dr. Reddy’s territory. Pursuant to the commercial license agreement, we were entitled to receive a $4.0 million one-time, non-refundable and non-creditable upfront payment, which amount, net of applicable foreign withholding taxes was received in February 2025. In addition, we are entitled to a potential for up to an additional $36.0 million in regulatory and sales-based commercial milestone payments, and will receive high teens- to thirty percent, tiered, escalated net-sales based royalty payments for products sold in Dr. Reddy’s territory, subject to certain standard reductions and offsets. Dr. Reddy’s is responsible for performing and funding all development activities necessary to obtain regulatory approval and commercialize olutasidenib in the Dr. Reddy’s territory. We are responsible for the exclusive manufacture and supply of olutasidenib for all future development and commercialization activities under the agreement. We accounted for this agreement following ASC 606 and concluded at the inception of the agreement, the upfront cash payment of $4.0 million was the consideration for granting the license right to Dr. Reddy’s, which revenue was recognized during the fourth quarter of 2024. No revenue was recognized during the three and six months ended June 30, 2025 related to the commercial license agreement with Dr. Reddy’s.

Government Contract

In August 2023, we were awarded up to $0.8 million by Biomedical Advanced Research and Development (BARDA), part of the Office of the Assistant Secretary for the Preparedness and Response at the US Department of Health and Human Services (DHHS), for our evaluation of fostamatinib in mitigating the impact of long-term respiratory distress. No revenue was recognized during the three and six months ended June 30, 2025 and 2024 from this grant. Through June 30, 2025, we have received $0.1 million of the award.

Strategic Development Collaborations with MDACC and CONNECT

We have a Strategic Collaboration Agreement with MDACC, a comprehensive cancer research, treatment, and prevention center, entered in December 2023. The collaboration will expand our evaluation of olutasidenib in AML and other hematologic cancers. Under the collaboration, we will provide MDACC the study materials and $15.0 million in time-based milestone payments as compensation for services to be provided for the studies, over the five-year collaboration term, unless terminated earlier as provided for in the agreement. Through June 30, 2025, we provided $5.3 million funding to MDACC.

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

Asset Purchase Agreement with Blueprint

We acquired the US rights to research, develop, manufacture and commercialize GAVRETO from Blueprint pursuant to an Asset Purchase Agreement entered in February 2024. The acquired assets from Blueprint include, among other things, applicable intellectual property related to pralsetinib in the US, including patents, copyrights and trademarks, as well as clinical regulatory and commercial data and records. Pursuant to the Asset Purchase Agreement, we agreed to pay a purchase price of $15.0 million, of which, $10.0 million was payable upon our first commercial sale of GAVRETO and an additional $5.0 million is payable on the first anniversary of the closing date of the agreement, subject to certain conditions. Blueprint is also eligible to receive up to $97.5 million in future commercial milestone payments and up to $5.0 million in future regulatory milestone payments. The potential regulatory milestones include full regulatory approval of pralsetinib (or related compounds) for the treatment of adult RET-fusion positive thyroid cancer, and maintenance of the current regulatory approval of pralsetinib for the treatment of adult RET-fusion positive thyroid cancer during the period beginning on February 22, 2024 and ending on the third anniversary of the first commercial sale of pralsetinib subject to certain conditions. Subject to the terms and conditions of the Asset Purchase Agreement, Blueprint would be entitled to tiered royalty payments on net sales of products containing pralsetinib (or related compounds) ranging from 10% to 30%, subject to certain reductions and offsets.

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

The total purchase price consideration amounted to $15.4 million, comprised the closing purchase price of $15.0 million and transaction costs of $0.4 million. Of the total closing purchase price, $10.0 million was paid in July 2024. The remaining $5.0 million was outstanding and presented as acquisition-related liabilities in the condensed balance sheet as of June 30, 2025 and December 31, 2024. We classify the outstanding acquisition-related liabilities as current or non-current liabilities based on the period the amount is expected to be due as of the balance sheet date. In accordance with the guidance, we classify payments of the closing purchase price under financing activity in the condensed statements of cash flows, considering that the payments are not made soon after the acquisition date.

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

6.	Stock-Based Compensation

Stock-based compensation for the periods presented was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Selling, general and administrative	$2,759	$2,223	$5,211	$6,707
Research and development	517	305	1,389	955
Total stock-based compensation expense	$3,276	$2,528	$6,600	$7,662

During the six months ended June 30, 2025, we granted stock options to purchase 619,572 shares of common stock with weighted-average grant-date fair value of $16.95 per share, and the grants generally vest over 3 years. During the six months ended June 30, 2025, 140,126 stock options were exercised. As of June 30, 2025, there were 3,846,358 stock options outstanding, of which, 168,564 are outstanding performance-based stock options wherein the achievement of the corresponding corporate-based milestones were assessed not probable as of June 30, 2025. Accordingly, none of the $3.2 million grant date fair value for these awards has been recognized as stock-based compensation expense as of June 30, 2025.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The following table summarizes the weighted-average assumptions relating to options granted pursuant to our 2018 Equity Incentive Plan (2018 Plan) and our Inducement Plan, as amended (Inducement Plan, and together with 2018 Plan, the Equity Incentive Plans) for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Risk-free interest rate	4.1%	4.5%	4.3%	4.2%
Expected term (in years)	6.0	6.0	6.5	6.2
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	90.5%	88.1%	88.6%	87.4%

During the six months ended June 30, 2025, we granted 340,817 RSUs with a grant-date weighted-average fair value of $19.27 per share, and the grants generally vest over 3 years. During the six months ended June 30, 2025, 143,691 RSUs were released. As of June 30, 2025, there were 565,846 RSUs outstanding.

As of June 30, 2025, there was approximately $20.5 million of unrecognized stock-based compensation cost which is expected to be recognized over a remaining weighted-average period of 2.19 years, related to time-based stock options, performance-based stock options wherein achievement of the corresponding corporate-based milestones was considered as probable, and RSUs.

During the six months ended June 30, 2025, our Board of Directors approved an additional 23,350 shares of common stock reserved for issuance under our Inducement Plan. In May 2025, our stockholders approved an amendment to our 2018 Plan to, among other items, add an additional 700,000 shares to the number of shares of common stock authorized for issuance under our 2018 Plan. As of June 30, 2025, there were 1,396,042 shares of common stock available for future grant under our Equity Incentive Plans.

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

Our 24-month offering period under our Purchase Plan ended on June 30, 2024, and a new 24-month offering period started on July 1, 2024. The fair value of awards under our Purchase Plan is estimated on the date of our new offering period using the Black-Scholes option pricing model, which is being amortized over the requisite service periods. As of June 30, 2025, there was approximately $0.2 million of unrecognized stock-based compensation cost which is expected to be recognized over a remaining weighted-average period of 0.81 years, related to our Purchase Plan.

During the six months ended June 30, 2025, there were 39,801 shares purchased under the Purchase Plan. As of June 30, 2025, there were 144,373 shares reserved for future issuance under the Purchase Plan.

7.	Other Balance Sheet Components

Inventories

Inventories for the periods presented consist of the following (in thousands):

	As of
	June 30, 2025	December 31, 2024
Raw materials	$9,626	$1,077
Work in process	2,029	1,226
Finished goods	2,705	5,014
Total	$14,360	$7,317
Reported as:
Inventories	$10,423	$6,002
Other assets	3,937	1,315
Total	$14,360	$7,317

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

Prepaid and other current assets

Prepaid and other current assets for the periods presented consist of the following (in thousands):

	As of
	June 30, 2025	December 31, 2024
Prepaid inventory	$5,404	$3,757
Prepaid research and development costs	5,841	1,885
Others	5,439	4,523
Total prepaid and other current assets	$16,684	$10,165

Intangible assets

Intangible assets consist of the following (in thousands):

	As of
	June 30, 2025	December 31, 2024
Intangible assets cost	$30,360	$30,360
Accumulated amortization	(4,436)	(3,260)
Intangible assets, net	$25,924	$27,100

Amortization expense recorded within cost of product sales in the condensed statements of operations for the three months ended June 30, 2025 and 2024 was $0.6 million and $0.6 million, respectively, and for the six months ended June 30, 2025 and 2024 was $1.2 million and $1.0 million, respectively.

The following table presents the estimated future amortization expense of intangible assets as of June 30, 2025 (in thousands):

Remainder of 2025	$1,175
2026	2,351
2027	2,351
2028	2,351
2029	2,351
Thereafter	15,345
$25,924

8.Cash, Cash Equivalents, Restricted Cash, and Short-Term Investments

Cash, cash equivalents, restricted cash, and short-term investments for the periods presented consist of the following (in thousands):

	As of
	June 30, 2025	December 31, 2024
Cash	$17,614	$20,135
Restricted cash	57	—
Money market funds	17,166	16,386
US treasury bills	32,294	7,263
Government-sponsored enterprise securities	9,973	23,177
Corporate bonds and commercial paper	31,332	10,360
	$108,436	$77,321
Reported as:
Cash and cash equivalents	$53,407	$56,746
Short-term investments	54,972	20,575
Restricted cash reported within other assets	57	—
	$108,436	$77,321

Cash equivalents and short-term investments include the following securities with gross unrealized gains and losses (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
As of June 30, 2025	Cost	Gains	Losses	Fair Value
US treasury bills	$32,285	$11	$(2)	$32,294
Government-sponsored enterprise securities	9,970	5	(2)	9,973
Corporate bonds and commercial paper	31,338	3	(9)	31,332
Total	$73,593	$19	$(13)	$73,599

		Gross	Gross
	Amortized	Unrealized	Unrealized
As of December 31, 2024	Cost	Gains	Losses	Fair Value
US treasury bills	$7,260	$3	$—	$7,263
Government-sponsored enterprise securities	23,174	3	—	23,177
Corporate bonds and commercial paper	10,356	4	—	10,360
Total	$40,790	$10	$—	$40,800

As of June 30, 2025 and December 31, 2024, our cash equivalents and short-term investments had a weighted-average time to maturity of approximately 117 days and 69 days, respectively. Our short-term investments are classified as available-for-sale securities. Accordingly, we have classified these securities as short-term investments on our condensed balance sheets as they are available for use in the current operations. As of June 30, 2025, a total of 40 individual securities had been in an unrealized loss position for 12 months or less, and the losses were determined to be temporary. We regularly review the securities in an unrealized loss position and evaluate the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. We have not recognized any credit losses as of June 30, 2025 and December 31, 2024.

The following table shows the fair value and gross unrealized losses of our investments in individual securities that are in an unrealized loss position, aggregated by investment category (in thousands):

As of June 30, 2025	Fair Value	Gross Unrealized Losses
US treasury bills	$11,130	$(2)
Government-sponsored enterprise securities	5,938	(2)
Corporate bonds and commercial paper	26,353	(9)
Total	$43,421	$(13)

9.	Fair Value

The table below summarizes the fair value of our cash equivalents and short-term investments measured at fair value on a recurring basis, and are categorized based upon the lowest level of significant input to the valuations (in thousands):

	Assets at Fair Value as of June 30, 2025
	Level 1	Level 2	Level 3	Total
Money market funds	$17,166	$—	$—	$17,166
US treasury bills	—	32,294	—	32,294
Government-sponsored enterprise securities	—	9,973	—	9,973
Corporate bonds and commercial paper	—	31,332	—	31,332
Total	$17,166	$73,599	$—	$90,765

	Assets at Fair Value as of December 31, 2024
	Level 1	Level 2	Level 3	Total
Money market funds	$16,386	$—	$—	$16,386
US treasury bills	—	7,263	—	7,263
Government-sponsored enterprise securities	—	23,177	—	23,177
Corporate bonds and commercial paper	—	10,360	—	10,360
Total	$16,386	$40,800	$—	$57,186

10.Debt

The following table summarizes loans payable, net (in thousands):

	As of
	June 30, 2025	December 31, 2024
Principal outstanding	$60,000	$60,000
Unamortized debt issuance costs	(187)	(320)
Principal outstanding, net of unamortized debt issuance costs	$59,813	$59,680

Reported as:
Loans payable, net, current portion	$22,361	$7,272
Long-term portion of loans payable, net	37,452	52,408
	$59,813	$59,680

The outstanding loans payable as of the periods presented was related to our Credit and Security Agreement (Credit Agreement) with MidCap Financial Trust (MidCap) entered into on September 27, 2019 (Closing Date) and amended on March 29, 2021 (First Amendment), February 11, 2022 (Second Amendment), July 27, 2022 (Third Amendment), and on April 11, 2024 (Fourth Amendment). The Credit Agreement provides for a $60.0 million term loan credit facility, which was fully funded as of June 30, 2025 and December 31, 2024.

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

Interest expense, including amortization of the debt discount and accretion of the final fees related to the Credit Agreement for the three months ended June 30, 2025 and 2024 was $1.9 million and $2.0 million, respectively, and for the six months ended June 30, 2025 and 2024 was $3.7 million and $3.9 million, respectively. Accrued interest of $2.3 million was included within other accrued liabilities in the condensed balance sheet as of June 30, 2025.

The following table presents the future minimum principal payments of the outstanding loan as of June 30, 2025 (in thousands):

Remainder of 2025	$7,500
2026	30,000
2027	22,500
Principal amount (Tranches 1, 2, 3 and 4)	$60,000

The amended Credit Agreement contains certain covenants which, among others, require us to deliver financial reports at designated times of the year and maintain minimum unrestricted cash and trailing net revenues. As of June 30, 2025, we were not in violation of any covenants.

11.Commitments and Contingencies

Operating Leases

Our current headquarters located in South San Francisco, California was previously subleased from Atara Biotherapeutics, Inc. (Atara) pursuant to a sublease agreement entered in October 2022, which lease term commenced in November 2022 and expired in May 2025. In February 2025, we entered into a lease agreement with 611 Gateway Center LP (611 Gateway) to lease the same office space, which lease term commenced following the expiration of the sublease with Atara and will expire in July 2027. Following our lease agreement with 611 Gateway, in accordance with ASC 842, Leases, at lease measurement date, we recognized operating lease right-of-use asset and lease liability of approximately $1.2 million, which amount represents the present value of the future minimum lease payments over the term of the lease measured using our incremental borrowing rate.

The components of our operating lease expense were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Fixed operating lease expense	$149	$166	$315	332
Variable operating lease expense	18	28	35	56
Total operating lease expense	$167	$194	$350	$388

Cash payments included in the measurement of operating lease liabilities for the three months ended June 30, 2025 and 2024 was $0.1 million and $0.2 million, respectively, and for the six months ended June 30, 2025 and 2024 was $0.3 million and $0.4 million, respectively.

The weighted average remaining term of our leases as of June 30, 2025 was 2.08 years. The following table presents the future lease payments as of June 30, 2025 (in thousands):

Remainder of 2025	$284
2026	692
2027	409
Total minimum payments required	$1,385

Purchase Commitments and Obligations

In the ordinary course of business, we enter into agreements with contract manufacturers to manufacture our inventory products. Although the agreements generally provide a termination clause with or without cause, we may still be subjected to payment of cancellation fees. The level of cancellation fees is generally dependent on the timing of the written notice in relation to the commencement of work, with the maximum cancellation fees equal to the full price of the work order. In October 2024, we entered into an agreement with a third-party contract manufacturer to manufacture TAVALISSE that is expected to be delivered starting in 2026 through 2029. As of June 30, 2025, the contractual obligation not included in our financial statements related to an agreement that may potentially be subjected to cancellation fees of approximately $22.5 million, of which, $3.0 million is expected to be due in the remainder of 2025, and $10.5 million is expected to be due in 2026 and 2027. As of June 30, 2025, we have not incurred any cancellation fees under our agreements with contract manufacturers.

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

The provision for income taxes for the three and six months ended June 30, 2025 was primarily related to state income taxes. We do not expect to owe federal income tax due to sufficient net operating loss carryforwards that were generated prior to the enactment of the Tax Cuts and Jobs Act (TCJA), as well as significant research and development credit carryforwards. For the three and six months ended June 30, 2024, we did not record a provision for income taxes due to our pre-tax book loss.

As of June 30, 2025, we continue to record a full valuation allowance on our deferred tax assets. The realization of deferred tax assets is dependent upon demonstrating sufficient positive evidence to conclude that it is more-likely-than-not that our deferred tax assets will be realized. This assessment requires significant judgment. In making this determination, all available evidence, both positive and negative, is considered to determine whether, based on the weight of that evidence, a valuation allowance for deferred tax assets is needed. If sufficient positive evidence becomes available to allow us to reach a conclusion that a portion of the valuation allowance against the deferred tax assets may be reversed, the reversal would result in an income tax benefit for the quarterly and annual fiscal period in which we determine to release such valuation allowance.

13.Segment Information

We view our operations and manage our business as one operating segment, and our chief operating decision maker (CODM) is our chief executive officer. The following table presents segment information for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in thousands)		(in thousands)
Total Revenues	$101,685	$36,841	$155,018	$66,375
Less:
Employee related expenses	18,581	17,080	38,119	36,447
Commercial related expenses	7,273	7,126	12,612	12,260
Outside clinical trial related expenses	3,232	2,368	7,603	4,880
Cost of product sales	4,504	2,807	8,913	4,832
Consultants and third-party services	3,209	4,033	6,618	8,375
Other segment items	3,783	2,980	7,277	6,100
Interest expense, net	1,121	1,477	2,383	2,758
Provision for income taxes	369	—	434	—
Segment income (loss)	$59,613	$(1,030)	$71,059	$(9,277)

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

14.Subsequent Event

In July 2025, the US Congress approved, and President Trump signed into law, the One Big Beautiful Bill Act (OBBBA), formally titled “An Act to provide for reconciliation pursuant to title II of H. Con. Res. 14.” The OBBBA includes a broad array of measures affecting corporations and other business entities, including locking in a key set of business tax provisions. These include incentives designed to promote innovation-driven investment, such as a permanent and immediate deduction for domestic research and development costs. The legislation also locks in 100% expensing for qualified equipment purchases and makes permanent the deduction of up to 20% for qualified business income. ASC 740, “Income Taxes”, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. Consequently, we are evaluating the impact of the OBBBA on our financial statements and an estimate of the financial impact cannot be made at this time.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our financial statements and the accompanying notes included in this report and the audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 4, 2025. Our financial results for the three and six months ended June 30, 2025 are not necessarily indicative of results that may occur in future interim periods or for the full fiscal year.

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

TAVALISSE (fostamatinib disodium hexahydrate) is our first product approved by the FDA. TAVALISSE is the only approved oral SYK inhibitor for the treatment of adult patients with chronic ITP who have had an insufficient response to a previous treatment. The product is also commercially available in Europe and the UK (as TAVLESSE), and in Canada, Israel, Japan and Korea (as TAVALISSE) for the treatment of chronic ITP in adult patients.

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

Business Updates

TAVALISSE IN ITP

For the six months ended June 30, 2025, net product sales of TAVALISSE were $68.5 million, increased by $21.1 million or 44% compared to $47.5 million net product sales in the same period in 2024. The increase was primarily due to increased quantities sold and higher price per bottle, and partly due to lower revenue reserves rate.

REZLIDHIA in R/R AML with mIDH1

For the six months ended June 30, 2025, net product sales of REZLIDHIA were $13.1 million, increased by $3.1 million or 31% compared to $10.0 million net product sales in the same period in 2024. The increase was primarily due to increased quantities sold and higher price per bottle, which were partially offset by higher revenue reserves rate.

GAVRETO in metastatic RET fusion-positive NSCLC and advanced thyroid cancers

We began our commercialization and started recognizing revenue from product sales of GAVRETO in June 2024. For the six months ended June 30, 2025, net product sales of GAVRETO were $20.8 million, compared to $1.9 million in the same period in 2024. We expect to continue to leverage our existing commercial infrastructure to ensure current and newly prescribed GAVRETO patients have continued access to this important treatment option.

R289, an Oral IRAK 1/4 Inhibitor for Lower-Risk MDS

We advanced the development of our dual IRAK 1/4 inhibitor program, following evaluation of single and multiple ascending doses of R289 in healthy subjects. The ongoing Phase 1b open-label, multicenter study evaluates the safety, tolerability and preliminary efficacy of R289 in patients with R/R lower-risk MDS. This Phase 1b study is expected to enroll approximately 86 patients (up to 36 patients in the dose escalation phase, up to 40 patients in the dose expansion phase, and 10 less heavily pre-treated patients in an exploratory cohort). The primary objective of the study is safety, with secondary and exploratory objectives to assess preliminary efficacy and characterize the pharmacokinetic and pharmacodynamic profile of R289. The safety and efficacy data from this Phase 1b study is intended to inform the recommended dose of R289 for further clinical evaluation in lower-risk MDS. In December 2024, initial data from the dose escalation part of the Phase 1b study was presented at the 66th American Society of Hematology (ASH) Annual Meeting and Exposition. In summary, R289 was generally well tolerated with preliminary signs of efficacy in a heavily pretreated lower-risk MDS patient population, the majority of whom were high transfusion burden (HTB) at baseline. Red blood cell (RBC)-transfusion independence (RBC-TI) ≥8 weeks was achieved by three patients (1 at 500 mg QD and 2 at 750 mg QD); two HTB patients achieved RBC-TI >24 weeks. The median duration of RBC-TI was 29 weeks (range 12.7-51.9 weeks). The three patients that achieved RBC-TI had peak hemoglobin increases exceeding 2.0 g/dL compared to baseline. We also reported that one HTB patient receiving 500 mg QD achieved a minor hematologic improvement-erythroid (HI-E) response, with a 64% reduction in RBC transfusions compared to baseline; however, in the July 15, 2025 data cut, we determined that this patient had received blood transfusions that were not captured in the database at the time of the initial data analysis. Accordingly, this patient was subsequently determined to be a non-responder. As the study is ongoing, interim results represent information at the time of the data cut, and final study results will be available after the database lock at the end of the study.

Enrollment in the dose escalation part of the study was completed in July 2025. We expect to share updated data from the study and plan to initiate the dose expansion part of the study in the second half of 2025.

The FDA granted R289 Orphan Drug designation for the treatment of myelodysplastic syndromes in January 2025 and Fast Track designation for the treatment of previously-treated transfusion dependent lower-risk myelodysplastic syndrome in November 2024.

Olutasidenib in AML, Other Hematologic Cancers and HGG

In December 2023, we entered into a Strategic Collaboration Agreement with MDACC, a comprehensive cancer research, treatment, and prevention center. The collaboration will expand our evaluation of olutasidenib in AML and other hematologic cancers with IDH1 mutations. Under the Strategic Collaboration Agreement, we will jointly lead the clinical development efforts with MDACC to evaluate the potential of olutasidenib to treat newly diagnosed and R/R patients with AML, higher-risk MDS, and advanced myeloproliferative neoplasms, in combination with other agents. The collaboration will also support the evaluation of olutasidenib as monotherapy in patients with IDH1 mutated clonal cytopenia of undetermined significance (CCUS) and lower-risk MDS, as well as maintenance therapy following hematopoietic stem cell transplant. Under the Strategic Collaboration Agreement, we will provide MDACC the study materials and $15.0 million in time-based milestone payments as compensation for services to be provided for the studies, over the five-year collaboration term, unless terminated earlier as provided for in the agreement. Through June 30, 2025, we provided $5.3 million funding to MDACC. The four studies outlined in the multi-year strategic development alliance are open for enrollment.

In January 2024, we announced our collaboration with CONNECT, an international collaborative network of pediatric cancer centers, to conduct a Phase 2 clinical trial to evaluate olutasidenib in combination with temozolomide in patients with HGG harboring an IDH1 mutation. Under the collaboration, CONNECT will include the olutasidenib treatment arm within CONNECT’s TarGet study, a molecularly guided Phase 2 umbrella clinical trial for HGG. In our sponsored arm, TarGet-D, adolescents and young adult patients (<39 years old) with newly-diagnosed IDH1-mutation positive HGG will receive maintenance therapy with olutasidenib in combination with temozolomide for the first year after radiotherapy, followed by olutasidenib monotherapy for the second year. Under the collaboration, we will provide CONNECT with funding up to $3.0 million and study material over the four-year collaboration. The TarGet-D study is open for enrollment.

Incrementally, we plan on initiating a Phase 2 clinical study in recurrent glioma in 2025. This, in combination with our strategic collaborations with MDACC and CONNECT, are aimed to expand our olutasidenib pipeline development programs.

 Global Strategic Partnership with Lilly

Lilly is continuing to advance ocadusertib (previously R552), an investigational, potent and selective RIPK1 inhibitor. Enrollment in Lilly’s Phase 2a clinical trial studying ocadusertib in adult patients with moderately to severely active rheumatoid arthritis is ongoing, with preliminary analysis of results in April 2025. RIPK1 is implicated in a broad range of key inflammatory cellular processes and plays a key role in tumor necrosis factor signaling, especially in the induction of pro-inflammatory necroptosis. The program also includes RIPK1 compounds that cross the blood-brain barrier (CNS-penetrants) to address neurodegenerative diseases such as Alzheimer’s disease and amyotrophic lateral sclerosis.

Under the Lilly Agreement, we were responsible for 20% of the development costs for ocadusertib in the US, Europe, and Japan, up to a specified cap, and Lilly is responsible for funding the remainder of all development activities for ocadusertib and other non-CNS disease development candidates. Under the Lilly Agreement, we have the right to opt-out of co-funding the ocadusertib development activities in the US, Europe and Japan at two different specified times and as a result receive lesser royalties from sales. Following us providing the first opt-out notice to Lilly in September 2023, our cost share obligation for ocadusertib development ended on April 1, 2024. We paid Lilly a total of $21.4 million for our share of development costs incurred through April 1, 2024. Under the Lilly Agreement as amended, we had the right to opt-in to co-funding of ocadusertib development, upon us providing notice to Lilly within 30 days of certain events, as specified in the Lilly Agreement. On April 30, 2025, we provided notice to Lilly of our decision not to exercise our opt-in right following our evaluation of certain events specified in the Lilly Agreement. Following this notification, we are no longer obligated to share in any future global development costs. As such, we released the $40.0 million remaining cost share liability and recognized the amount as contract revenues from collaboration in the second quarter of 2025.

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

Fostamatinib outside of the US

We have a commercialization license agreement with Grifols for exclusive rights to commercialize fostamatinib for human diseases, and non-exclusive rights to develop, fostamatinib in their territory. Grifols territory includes EU, the UK, Turkey, the Middle East, North Africa and Russia (including CIS). In January 2020, the European Commission (EC) granted a centralized MA for fostamatinib (TAVLESSE) valid throughout the EU and which has been grandfathered in the UK, after the departure of the UK from the EU, for the treatment of chronic ITP in adult patients who are refractory to other treatments. Grifols has launched TAVLESSE in the UK and certain countries in EU including Germany, France, Italy and Spain, and continues a phased rollout across the rest of EU.

We have an exclusive license and supply agreement with Kissei to develop and commercialize fostamatinib in all current and potential indications in Japan, China, Taiwan and Korea. Kissei is a Japan-based pharmaceutical company addressing patients’ unmet medical needs through its research, development and commercialization efforts, as well as through collaborations with partners. Japan has the third highest prevalence of chronic ITP in the world behind the US and Europe. Kissei was granted orphan drug designation from the Japanese Ministry of Health, Labor and Welfare for R788 (fostamatinib) in chronic ITP in February 2020. In December 2022, Japan’s Pharmaceuticals and Medical Devices Agency (PMDA) approved TAVALISSE for the treatment of chronic ITP, and in April 2023, Kissei launched TAVALISSE for chronic ITP in Japan. In January 2025, Kissei announced the Korean Ministry of Food and Drug Safety approved TAVALISSE for the treatment of thrombocytopenia in adult patients with chronic idiopathic thrombocytopenic purpura who have had an insufficient response to a previous treatment. In July 2025, Kissei announced that its licensing partner, JW Pharmaceutical Corporation, commercially launched TAVALISSE in Korea.

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

In May 2024, we announced the presentation of the five-year results from the registrational Phase 2 trial of REZLIDHIA in R/R mIDH1 AML patients at the 2024 ASCO Annual Meeting and EHA 2024 Hybrid Congress. The data published reinforces REZLIDHIA’s efficacy in heavily pretreated patients with mIDH1 AML, including those R/R to prior venetoclax. The safety profile was consistent with what was previously reported. Further, REZLIDHIA was generally well tolerated in elderly patients with R/R mIDH1 AML and induced durable remissions. Despite the challenges of treating elderly patients who had already failed prior AML treatment, the results suggest that elderly patients can benefit from therapy with REZLIDHIA. REZLIDHIA was also effective in achieving remission in patients with mIDH1 R/R AML and served as a bridging strategy towards potentially curative allogeneic transplantation in a substantial subset of these previously ineligible patients. Additionally, REZLIDHIA was well tolerated in a subset of patients with myeloproliferative neoplasms mIDH1 AML, a patient population often associated with poor responses to available therapies.

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

The NCCN Guidelines for NSCLC recommends pralsetinib as a preferred first-line treatment option for RET+ patients, including for patients identified during first-line treatment with systemic therapy.

The FDA granted GAVRETO new chemical entity exclusivity until September 2025 and orphan drug exclusivity until September 2027 with respect to the approval for treatment of adult patients with metastatic RET fusion-

positive NSCLC as detected by an FDA-approved test. The FDA also granted GAVRETO two orphan drug exclusivities until December 2027 with respect to FDA approval for the treatment of adult and pediatric patients 12 years of age and older with advanced or metastatic RET fusion-positive thyroid cancer who require systemic therapy and who are radioactive iodine-refractory (if radioactive iodine is appropriate), and for the treatment of adult and pediatric patients 12 years of age and older with advanced or metastatic RET-mutant medullary thyroid carcinoma who require systemic therapy.

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

We advanced the development of our IRAK 1/4 inhibitor program, following evaluation of single and multiple ascending doses of R289, a new pro-drug formulation of R835, in healthy subjects. In January 2022, we initiated a Phase 1b open-label, multicenter study to evaluate the safety, tolerability and preliminary efficacy of R289 in patients with R/R lower-risk MDS. In December 2022, we announced the dosing of the first patient. This Phase 1b study is expected to enroll approximately 86 patients (up to 36 patients in the dose escalation phase, up to 40 patients in the dose expansion phase, and 10 less heavily pre-treated lower-risk-MDS patients in an exploratory cohort). The primary objective of the study is safety, with secondary and exploratory objectives to assess preliminary efficacy and characterize the pharmacokinetic and pharmacodynamic profile of R289. The safety and efficacy data from this Phase 1b study is intended to inform the recommended dose of R289 for further clinical evaluation in lower-risk MDS. In December 2024, initial data from the dose escalation part of the Phase 1b study was presented at the 66th ASH Annual Meeting and Exposition. In summary, R289 was generally well tolerated with preliminary signs of efficacy in this heavily pretreated lower-risk MDS patient population, the majority of whom were HTB at baseline. RBC-TI ≥8 weeks was achieved by three patients (1 at 500 mg QD and 2 at 750 mg QD); two HTB patients achieved RBC-TI >24 weeks. The median duration of RBC-TI was 29 weeks (range 12.7-51.9 weeks). The three patients that achieved RBC-TI had peak hemoglobin increases exceeding 2.0 g/dL compared to baseline. We also reported that one HTB patient receiving 500 mg QD achieved a minor HI-E response, with a 64% reduction in RBC transfusions compared to baseline; however, in the July 15, 2025 data cut, we determined that this patient had received blood transfusions that were not captured in the database at the time of the initial data analysis. Accordingly, this patient was subsequently determined to be a non-responder. As the study is ongoing, interim results represent information at the time of the data cut, and final study results will be available after the database lock at the end of the study.

Enrollment in the dose escalation part of the study was completed in July 2025. We expect to share updated data from the study and plan to initiate the dose expansion part of the study in the second half of 2025.

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

We also have a collaboration with CONNECT to conduct a Phase 2 clinical trial to evaluate olutasidenib in combination with temozolomide in patients with HGG harboring an IDH1 mutation. Under the collaboration, CONNECT will include the olutasidenib treatment arm within CONNECT’s TarGet study, a molecularly guided Phase 2 umbrella clinical trial for HGG. In our sponsored arm, TarGet-D, adolescents and young adult patients (<39 years old) with newly-diagnosed IDH1-mutation positive HGG will receive maintenance therapy with olutasidenib in combination with temozolomide for the first year after radiotherapy, followed by olutasidenib monotherapy for the second year. The TarGet-D study is open for enrollment.

Partnered Clinical Programs

Ocadusertib – Lilly

Lilly is continuing to advance ocadusertib (previously R552) and has initiated the Phase 2 trial studying ocadusertib in adult patients with moderately to severely active rheumatoid arthritis. Enrollment in Lilly’s Phase 2a clinical trial studying ocadusertib in adult patients with moderately to severely active rheumatoid arthritis is ongoing, with preliminary analysis of results in April 2025. RIPK1 is implicated in a broad range of key inflammatory cellular processes and plays a key role in tumor necrosis factor signaling, especially in the induction of pro-inflammatory necroptosis. The program also includes RIPK1 compounds that cross the blood-brain barrier (CNS-penetrants) to address neurodegenerative diseases such as Alzheimer’s disease and amyotrophic lateral sclerosis.

Other Partnered Programs

We also have product candidates in clinical development with BerGenBio for the development and commercialization of AXL receptor tyrosine kinase inhibitor, R428 (now referred to as bemcentinib (BGB324)), and with Daiichi to pursue research related to MDM2 inhibitor, DS-3032 (now referred as milademetan). The worldwide rights to milademetan were out-licensed from Daiichi to Rain Oncology Inc. (Rain), which is now Pathos Al, Inc. (Pathos) after Pathos completed the acquisition of Rain in January 2024.

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

Results of Operations

Revenues

	Three Months Ended June 30,		Aggregate	Six Months Ended June 30,		Aggregate
	2025	2024	Change	2025	2024	Change

	(in thousands)
Product sales, net	$58,948	$33,450	$25,498	$102,498	$59,453	$43,045
Contract revenues from collaborations	42,737	3,391	39,346	52,520	6,922	45,598
Total revenues	$101,685	$36,841	$64,844	$155,018	$66,375	$88,643

The following table summarizes the percentages of revenues from each of our customers who individually accounted for 10% or more of the total net product sales and revenues from collaborations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
McKesson Corporation	31%	49%	35%	46%
Cencora, Inc.	12%	20%	15%	21%
Cardinal Health, Inc.	*	21%	*	22%
Lilly	39%	—	26%	—

*Denotes less than 10%

Revenue from product sales is related to our sale of our products in the US, net of chargebacks, discounts and fees, government and other rebates and returns. Typically, our first quarter net sales are impacted by the first quarter reimbursement issues such as the resetting of co-pays and the Medicare donut hole.

TAVALISSE net product sales for the three and six months ended June 30, 2025 were $40.1 million and $68.5 million, respectively, increased by 52% and 44%, respectively, compared to $26.4 million and $47.5 million for the three and six months ended June 30, 2024, respectively. The increase was primarily due to increased quantities sold and higher price per bottle, and partly due to lower revenue reserves rate. REZLIDHIA net product sales for the three and six months ended June 30, 2025 were $7.0 million and $13.1 million, respectively, increased by 36% and 31%, respectively, compared to $5.2 million and $10.0 million for the three and six months ended June 30, 2024, respectively. The increase was primarily due to increased quantities sold and higher price per bottle, which were partially offset by higher revenue reserves rate. Following the commercialization of GAVRETO in June 2024, we started recognizing revenue from shipments to our distributors. For the three and six months ended June 30, 2025, we recognized $11.8 million and $20.8 million of GAVRETO net product sales, compared to $1.9 million net product sales for the three and six months ended June 30, 2024.

Contract revenues from collaborations for the three and six months ended June 30, 2025 primarily consisted of $40.0 million of non-cash revenue related to the release of cost share liability from our collaboration with Lilly. In addition, for the three and six months ended June 30, 2025, contract revenues from collaborations includes revenue from Grifols of $2.0 million and $6.7 million, respectively, related to earned royalty and delivery of drug supplies, as well as revenue from Kissei of $0.4 million and $5.1 million, respectively, related to delivery of drug supplies and a milestone payment in the first quarter of 2025. Contract revenues from collaborations in the three and six months ended June 30, 2024 consisted primarily of revenue from Kissei of $2.2 million and $4.5 million, respectively, related to the delivery of drug supplies, and revenue from Grifols of $1.1 million and $2.2 million, respectively, related to earned royalty.

We expect that our future revenues to include product sales of our existing commercial products and product sales from new commercial products we may have in the future. Our net product sales may be impacted by the demand from our customers, changes to government and private payor rebate programs, chargeback and discount programs, co-payment assistance programs, and any other rebate and discount programs we may enter in the future. In addition, our future revenues may include payments from our existing and new collaboration partners and government grants. As of June 30, 2025, we had $1.4 million of deferred revenue relating to our collaboration agreement with Kissei which we will recognize as revenue upon satisfaction of our remaining performance obligations.

Cost of Product Sales

	Three Months Ended June 30,		Aggregate	Six Months Ended June 30,		Aggregate
	2025	2024	Change	2025	2024	Change

	(in thousands)
Cost of product sales	$4,504	$2,807	$1,697	$8,913	$4,832	$4,081

The cost of product sales includes the cost of inventories sold to our customers and to our collaborative partners. Certain inventories sold for the periods presented include inventory quantities acquired or produced prior to the FDA approval of the product, and do not reflect the full cost of the inventories sold, since such costs incurred prior to FDA approval were previously expensed and charged to research and development expense. In particular, we still utilize API with zero cost for our TAVALISSE inventories, which we expect to make use of for the next 12 months. As such, we recognize lower cost of product sales in the periods where we sell inventory quantities acquired or produced prior to the FDA approval of the product. As we acquire or produce more FDA approved inventory quantities in the future, our inventory cost in the balance sheet and cost of product sales will reflect the full cost of acquiring or producing such products. We rely and will continue to rely on certain third parties, including those located outside the US to manufacture our products. The imposition or threat of imposition of trade policies, tariffs (including retaliatory tariffs), taxes and other cross-border operations could result in higher cost of product sales. Cost of product sales may also include reserves for potential excess, dated or obsolete inventories, estimated based upon assumptions about future demand and market conditions as well as product shelf lives. Cost of product sales also includes amortization of intangible assets acquired from in-licensing or acquisition of commercialized products, as well as sublicensing revenue fees and royalty expense.

Cost of product sales increased in the three and six months ended June 30, 2025 compared to the same periods in 2024, primarily due to increased royalties of $1.3 million and $2.2 million, respectively, as well as increased cost of products and other increases of $0.4 million and $1.9 million, respectively, generally due to the increase in product sales and delivery of drug supplies to our collaboration partners.

Research and Development Expense

	Three Months Ended June 30,		Aggregate	Six Months Ended June 30,		Aggregate
	2025	2024	Change	2025	2024	Change

	(in thousands)
Research and development expense	$6,821	$5,540	$1,281	$15,257	$11,566	$3,691
Stock-based compensation expense included in research and development expense	$517	$305	$212	$1,389	$955	$434

The increase in research and development expense in the three months ended June 30, 2025 compared to the same period in 2024 was primarily driven by the increase in clinical trial related expenses of $0.9 million due to timing of clinical development programs for olutasidenib study, and the progress activities on our ongoing IRAK 1/4 inhibitor program. In addition, other various research and development expenses increased by $0.4 million.

The increase in research and development expense in the six months ended June 30, 2025 compared to the same period in 2024 was primarily driven by the increase in clinical trial related expenses of $2.7 million due to timing of clinical development programs for olutasidenib study, and the progress activities on our ongoing IRAK 1/4 inhibitor program. In addition, other various research and development expenses increased by $1.0 million.

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

The following table presents our total research and development expense by category (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,		From January 1, 2007*
	2025	2024	2025	2024	to June 30, 2025
Categories:
Research	$48	$406	$781	861	$271,054
Development	6,162	4,664	12,877	9,467	595,493
Other	611	470	1,599	1,238	280,871
	$6,821	$5,540	$15,257	$11,566	$1,147,418

*We started tracking research and development expense by category on January 1, 2007.

“Other” expenses in the three months ended June 30, 2025 and 2024 consisted of allocated facilities costs of $0.1 million and $0.2 million, respectively, and allocated stock-based compensation expense of $0.5 million and $0.3 million, respectively. For the six months ended June 30, 2025 and 2024, allocated facilities costs were $0.2 million and $0.3 million, respectively, and allocated stock-based compensation expense was $1.4 million and $1.0 million, respectively.

Selling, General and Administrative Expense

	Three Months Ended June 30,		Aggregate	Six Months Ended June 30,		Aggregate
	2025	2024	Change	2025	2024	Change

	(in thousands)
Selling, general and administrative expense	$29,257	$28,047	$1,210	$56,972	$56,496	$476
Stock-based compensation expense included in selling, general and administrative expense	$2,759	$2,223	$536	$5,211	$6,707	$(1,496)

The increase in selling, general and administrative expense in the three months ended June 30, 2025 compared to the same period in 2024 was primarily due to increased personnel-related costs and stock-based compensation expense of $1.5 million, and increased other various sales, general and administrative expenses of $0.6 million. These increases were partially offset by decreased consulting and third-party services of $0.9 million.

The increase in selling, general and administrative expense in the six months ended June 30, 2025 compared to the same period in 2024 was primarily due to increased personnel-related costs of $2.5 million and increased other various sales, general and administrative expenses of $1.0 million. These increases were partially offset by decreased consulting and third-party services of $1.5 million, and decreased stock-based compensation expense of $1.5 million primarily related to our performance-based stock awards.

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

Interest Income and Interest Expense

	Three Months Ended June 30,		Aggregate	June 30,		Aggregate
	2025	2024	Change	2025	2024	Change

	(in thousands)
Interest income	$753	$552	$201	$1,344	$1,145	$199
Interest expense	$(1,874)	$(2,029)	$155	$(3,727)	$(3,903)	$176

Interest income comprised interest on our cash and investment balances. Interest expense comprised interest on our outstanding term loans with MidCap.

Provision for income Taxes

	Three Months Ended June 30,		Aggregate	Six Months Ended June 30,		Aggregate
	2025	2024	Change	2025	2024	Change

	(in thousands)
Provision for income taxes	$369	$—	$369	$434	—	$434

The quarterly provision for or benefit from income taxes is based on applying the estimated annual effective tax rate to the year-to-date pre-tax income (loss), adjusted for any discrete items. We update our estimate of our annual effective tax rate at the end of each quarterly period.

The provision for income taxes for the three and six months ended June 30, 2025 was primarily related to estimated state taxes. For the three and six months ended June 30, 2024, we did not record a provision for income taxes due to our pre-tax book loss. We do not expect to owe federal income tax due to sufficient net operating loss carryforwards that were generated prior to the enactment of the TCJA, as well as significant research and development credit carryforwards.

As of June 30, 2025, we continue to record a full valuation allowance on our deferred tax assets. The realization of deferred tax assets is dependent upon demonstrating sufficient positive evidence to conclude that it is more-likely-than-not that our deferred tax assets will be realized. This assessment requires significant judgment. In making this determination, all available evidence, both positive and negative, is considered to determine whether, based on the weight of that evidence, a valuation allowance for deferred tax assets is needed. If sufficient positive evidence becomes available to allow us to reach a conclusion that a portion of the valuation allowance against the deferred tax assets may be reversed, the reversal would result in an income tax benefit for the quarterly and annual fiscal period in which we determine to release such valuation allowance.

In July 2025, the OBBBA was enacted, which includes a broad array of measures affecting corporations and other business entities, including locking in a key set of business tax provisions. These include incentives designed to promote innovation-driven investment, such as a permanent and immediate deduction for domestic research and development costs. The legislation also locks in 100% expensing for qualified equipment purchases and makes permanent the deduction of up to 20% for qualified business income. ASC 740, “Income Taxes”, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. Consequently, we are evaluating the impact of the OBBBA on our financial statements and an estimate of the financial impact cannot be made at this time.

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

Liquidity and Capital Resources

Liquidity

As of June 30, 2025 and December 31, 2024, we had approximately $108.4 million and $77.3 million, respectively, in cash, cash equivalents and short-term investments. We continue to maintain investment portfolios primarily in money market funds, US treasury bills, government-sponsored enterprise securities, corporate bonds and commercial paper. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. We view our investments portfolio as available-for-sale and are available for use in current operations. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. We continue to monitor the impact of the changes in the conditions of the credit and financial markets to our investment portfolio and assess if future changes in our investment strategy are necessary.

The following table summarizes our cash flow activity for the periods presented:

	Six Months Ended June 30,
	2025	2024

	(in thousands)
Net cash provided by (used in):
Operating activities	$29,644	$(4,711)
Investing activities	(33,828)	11,242
Financing activities	902	(3,264)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(3,282)	$3,267

Net cash provided by operating activities for the six months ended June 30, 2025 comprised net cash inflows from net income adjusted for non-cash items, partially offset by net cash outflows from changes in assets and liabilities. Net cash used in operating activities for the six months ended June 30, 2024 comprised net cash outflows from net loss adjusted for non-cash items, and net cash outflows from changes in assets and liabilities. Net cash flows from changes in assets and liabilities for the six months ended June 30, 2025 and 2024 were primarily due to timing of inventory build-up, timing of advance payments to our contract manufacturers and strategic development collaboration partners, timing of payment of liabilities, and timing of collection of accounts receivable.

Net cash used in investing activities for the six months ended June 30, 2025 primarily comprised net purchases of short-term investments of $33.8 million. Net cash provided by investing activities for the six months ended June 30, 2024 comprised primarily of net maturities of short-term investments of $11.6 million, partially offset by payments for acquisition of intangible assets of $0.4 million.

Net cash provided by financing activities for the six months ended June 30, 2025 comprised net proceeds from issuance of common stock from equity plans of $0.9 million. Net cash used in operating activities for the six months ended June 30, 2024 comprised cost share payments to a collaboration partner of $3.6 million, partially offset by the net proceeds from issuance of common stock from equity plans of $0.3 million.

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

Under our existing collaboration agreements that we entered in the ordinary course of business, we received or may be entitled to receive upfront cash payments, payments contingent upon specified events achieved by such partners and royalties on any net sales of products sold by such partners under the agreements. As of June 30, 2025, total future contingent payments to us under our existing agreements with our collaboration partners was approximately $1.5 billion, if all potential product candidates achieved all of the payment triggering events under all of our current agreements. This estimated future contingent amount does not include any estimated royalties that could be due to us if the partners successfully commercialize any of the licensed products. Future events that may trigger payments to us under the agreements are based solely on our partners’ future efforts and achievements of specified development, regulatory and/or commercial events. See further discussion in “Note 4 – Sponsored Research, License Agreements and Government Contracts” to our “Notes to Condensed Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

We have an Open Market Sale Agreement with Jefferies LLC (Jefferies), as a sole agent, entered on August 4, 2020, and amended and restated on August 2, 2024. Pursuant to such Open Market Sale Agreement, we may sell from time to time, through Jefferies, shares of our common stock in sales deemed to be “at-the-market offerings” as defined in Rule 415 under the Securities Act, subject to conditions specified in the Open Market Sale Agreement, including maintaining an effective registration statement covering the sale of shares under the Open Market Sale Agreement. We have an active Registration Statement filed with the SEC, which registered, among other securities, a base prospectus which covers the offering, issuance, and sale by us of up to $250.0 million in the aggregate of the securities identified from time to time in one or more offerings, which include the $100.0 million of shares of our common stock that may be offered, issued and sold under the Open Market Sale Agreement. As of June 30, 2025, we have not sold any shares of common stock under such Open Market Sale Agreement.

We have a Credit Agreement with MidCap that provides for $60.0 million term loan credit facility, which was fully funded as of June 30, 2025.

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

Our future funding requirements will depend upon many factors, including, but not limited to:

●	the ongoing costs to commercialize our products, or any other future product candidates, if any such candidate receives regulatory approval for commercial sale;
●	our ability to generate expected revenue from our commercialization efforts;
●	the progress and success of our clinical trials and preclinical activities (including studies and manufacture of materials) of our product candidates conducted by us;
●	our ability to secure and maintain our patent protection and regulatory rights;
●	our ability to meet operating covenants under our current and future credit facilities, if any;
●	our ability to enter into partnering opportunities across our pipeline within and outside the US;
●	the costs and timing of regulatory filings and approvals by us and our collaborators;
●	the progress of research and development programs carried out by us and our collaborative partners;
●	any changes in the breadth of our research and development programs;
●	the ability to achieve the events identified in our collaborative agreements that may trigger payments to us from our collaboration partners;
●	our ability to acquire or license other technologies or compounds that we may seek to pursue;
●	our ability to manage our growth;
●	competing technological and market developments;
●	the costs and timing of obtaining, enforcing and defending our patent and other intellectual property rights, including regulatory rights such as regulatory data exclusivities;

●	expenses associated with any unforeseen litigation, including any arbitration and securities class action lawsuits; and
●	pressures on and uncertainty surrounding the US federal government policies, and potential changes in budgetary priorities.

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

In the ordinary course of business, we enter into agreements with contract manufacturers to manufacture our inventory products. Although the agreements generally provide a termination clause with or without cause, we may still be subjected to payment of cancellation fees. The level of cancellation fees is generally dependent on the timing of the written notice in relation to the commencement of work, with the maximum cancellation fees equal to the full price of the work order. In October 2024, we entered into an agreement with a third-party contract manufacturer to manufacture TAVALISSE that is expected to be delivered starting in 2026 through 2029. As of June 30, 2025, the contractual obligation not included in our financial statements related to an agreement that may potentially be subjected to cancellation fees amounting to approximately $22.5 million, with approximately $3.0 million due in the remainder of 2025 and $10.5 million due in 2026 and 2027. As of June 30, 2025, we have not incurred any cancellation fees under our agreements with contract manufacturers.

As discussed in detail in “Note 4 – Sponsored Research, License Agreements and Government Contracts” of our “Notes to Condensed Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, under the Lilly Agreement, although our co-funding obligation for development of ocadusertib (previously R552) in the US, Europe, and Japan ended on April 1, 2024, we have the right to opt-in to co-funding, upon us providing notice to Lilly within 30 days of certain events, as specified in the agreement. On April 30, 2025, we provided notice to Lilly of our decision not to exercise our opt-in right following our evaluation of certain events specified in the Lilly Agreement. Following this notification, we are no longer obligated to share in any future global development costs, which resulted in the release of the $40.0 million remaining cost share liability.

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

We have a contractual commitment with respect to our credit facility with MidCap. Under the amended Credit Agreement, the term loans mature on September 1, 2027, and the interest-only period is through October 1, 2025. As of June 30, 2025, the outstanding principal amount of the loan was $60.0 million, of which $22.5 million principal payments are due within 12 months. As of June 30, 2025, future interest calculated using the base interest rate as per the amended Credit Agreement, and the final fee payments associated with the credit facility amounted to $11.0 million, with approximately $5.8 million payable within 12 months.

As of June 30, 2025, we have a contractual commitment related to our lease agreement with 611 Gateway which lease will expire in July 2027. As of June 30, 2025, our contractual commitment related to the lease agreements was $1.4 million, of which $0.6 million is payable in the next 12 months.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities related to our investments and borrowings. There were no material changes to our quantitative and qualitative disclosures about market risks during the six months ended June 30, 2025 as disclosed in “Item 7A. Quantitative and Qualitative Disclosures About Market Risks” of our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Changes in Internal Controls. There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2025 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

As reported in our Form 10-Q for the first quarter of 2025, in March 2025, we entered into a settlement agreement with Annora resolving patent litigation related to our product TAVALISSE. Under the terms of the settlement agreement, Annora will have a license to sell its generic product in the second quarter of 2032 or earlier under certain circumstances. In accordance with the settlement agreement, the parties terminated all ongoing litigation between us and Annora regarding TAVALISSE patents pending in New Jersey as of March 26, 2025.

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

Because of the uncertainty of whether the accumulated preclinical evidence (pharmacokinetic, pharmacodynamic, safety and/or other factors) or early clinical results will be observed in later clinical trials, we can make no assurances regarding the likely results from our future clinical trials or the impact of those results on our business. For example, we conducted a Phase 3 pivotal trial of fostamatinib in patients with warm auto immune hemolytic anemia (wAIHA) initiated in March 2019 and completed in April 2022. In June 2022, we announced top-line efficacy and safety data results of the trial, and the results did not demonstrate statistical significance in the primary efficacy endpoint of durable hemoglobin response in the overall study population. We conducted an in-depth analysis of these data to better understand differences in patient characteristics and outcomes and submitted these findings to the FDA. In October 2022, we announced that we received guidance from the FDA’s review of these findings. Based on the result of the trial and the guidance from the FDA, we did not file an sNDA for this indication. Further, we may experience errors, data capture discrepancies at initial data analysis and final study results, or other technical issues in the analysis of our clinical trial results. For example, we conducted our Phase 3 clinical trial to evaluate safety and efficacy of fostamatinib in hospitalized COVID-19 patients launched in November 2020 and completed enrollment in July 2022. We previously announced in November 2022 the top-line results did not meet statistical significance in the primary efficacy endpoint. Upon further analysis, we discovered an error by the biostatistical contract research organization in the application of a statistical stratification factor. After correcting for this statistical error, the primary endpoint of the study was met. However, given the end of the federal COVID-19 PHE in May 2023, and based on feedback from the FDA, DOD and other advisors regarding the program’s regulatory requirements, costs, timeline and potential for success, we decided not to submit an Emergency Use Authorization (EUA) or sNDA. In addition, in December 2024, we presented initial data from the dose escalation part of the Phase 1b study evaluating the safety, tolerability and preliminary efficacy of R289 in patients with R/R lower-risk MDS. We reported that one HTB patient receiving 500 mg QD achieved a minor HI-E response, with a 64% reduction in RBC transfusions compared to baseline; however, in the July 15, 2025 data cut, we determined that this patient had received blood transfusions that were not captured in the database at the time of the initial data analysis. Accordingly, this patient was subsequently determined to be a non-responder. As the study is ongoing, interim results represent information at the time of the data cut, and final study results will be available after the database lock at the end of the study.

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

Significant changes or developments in US laws or policies, including changes in US healthcare regulation, may have a material adverse effect on our business.*

                There is uncertainty surrounding potential changes to the regulatory environment in the US, particularly as it relates to healthcare regulation and related programs, following the outcome of the 2024 US presidential election which may have an adverse effect on our business. For example, the new administration issued an executive order establishing an agency to reform federal government processes and reduce expenditures and has committed to significantly reduce government spending through cuts to federal healthcare programs and reductions in the workforces of key government agencies, such as HHS, FDA, and CMS. Pressures on and uncertainty surrounding the US federal government’s budget, and potential changes in budgetary priorities, could adversely affect the funding for individual programs, including Medicare and other government programs upon which our business depends. Moreover, further efforts by the current administration to limit federal agency budgets or personnel may result in reductions to agency budgets, employees and operations, which may lead to slower response times, less guidance and longer review periods, inconsistencies in execution of federal policies, potentially affecting our ability to progress development of our product candidates or obtain regulatory approval for our product candidates.

Additionally, further changes in legislation and regulations (including those related to taxation, trade and importation), economic and monetary policies, geopolitical matters, among other potential impacts, could adversely impact the global economy and our operating results. The potential impact of new policies that may be implemented as a result of the new administration is currently uncertain.

Enhanced governmental and public scrutiny over, or investigations or litigation involving, pharmaceutical manufacturer donations to patient assistance programs may require us to modify our programs and could negatively impact our business practices, harm our reputation, divert the attention of management and increase our expenses.

To help patients afford our products, we have a manufacturer-sponsored patient assistance program that helps eligible financially needy patients in the US access our therapies. This type of program has become the subject of enforcement scrutiny in recent years. For example, some pharmaceutical manufacturers have been named in lawsuits challenging the legality of their patient assistance programs under a variety of federal and state laws. In addition, certain state and federal enforcement authorities continue to pursue investigations and enter into settlements related to manufacturers’ support of patient assistance programs, and members of Congress have also initiated inquiries on topics that include, for example, manufacturer-sponsored patient assistance programs, co-payment assistance programs, and manufacturer contributions to independent charitable patient assistance programs. Moreover, the DHHS, Office of the Inspector General continues to publish advisory opinions and other agency guidance on the topic of patient assistance, which reflects the government’s continued scrutiny of manufacturer sponsored or supported patient assistance programs. Numerous organizations, including pharmaceutical manufacturers, have been subject to ongoing litigation, enforcement activities and settlements related to their patient support programs and certain of these organizations have entered into, or have otherwise agreed to, significant civil settlements with applicable enforcement authorities. It is possible that future legislation may be proposed that would establish requirements or restrictions with respect to these programs and/or support that would affect pharmaceutical manufacturers.

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

If we fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate Program or other governmental pricing programs in the US, we could be subject to additional rebate or discount requirements, fines, sanctions and exposure under other laws which could have an adverse effect on our business, results of operations and financial condition.*

We participate in the Medicaid Drug Rebate Program, as administered by CMS, the 340B Drug Pricing Program, as administered by the Health Resources and Services Administration (HRSA), and other federal and state government drug pricing programs in the US, and we may participate in additional government pricing programs in the future. These programs generally require us to pay rebates or otherwise provide discounts to government payors and/or required covered entities in connection with drugs that are dispensed to beneficiaries/recipients of these programs. In some cases, such as with the Medicaid Drug Rebate Program, the rebates are based on pricing metrics that we report on a monthly and quarterly basis to the government agencies that administer the programs. Pricing requirements and rebate/discount calculations are complex, vary among products and programs, and are often subject to interpretation by governmental or regulatory agencies and the courts. The requirements of these programs, including, by way of example, their respective terms and scope, change frequently. For example, in September 2024, CMS published a final rule that included significant revisions to certain Medicaid Drug Rebate Program provisions, including, but not limited to: (i) new definitions for key terms under the Medicaid Drug Rebate Program, such as “covered outpatient drug” and “market date”; (ii) revised processes for identifying drug misclassifications, as well as additional penalties that can be imposed against manufacturers in connection with such misclassifications; and (iii) a new 12-quarter time limit for manufacturers to initiate disputes, hearing requests, and audits for state-invoiced rebate amounts. Responding to current and future changes may increase our costs, and the complexity of compliance will be time consuming. Invoicing for rebates is provided in arrears, and there is frequently a time lag of up to several months between the sales to which rebate notices relate and our receipt of those notices, which further complicates our ability to accurately estimate and accrue for rebates related to the Medicaid program as implemented by individual states. Thus, there can be no assurance that we will be able to identify all factors that may cause our discount and rebate payment obligations to vary from period to period, and our actual results may differ significantly from our estimated allowances for discounts and rebates. Changes in estimates and assumptions may have an adverse effect on our business, results of operations and financial condition.

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

Finally, we may be affected by developments relating to the 340B Drug Pricing Program (340B Program). For example, since 2021, multiple manufacturers have implemented policies to reduce diversion and inappropriate claims for discounts by placing restrictions on 340B pricing for drugs dispensed through contract pharmacies. The DHHS sent several of these manufacturers’ letters claiming that the policies violate the 340B statute and referring the manufacturers for potential enforcement action. Manufacturers challenged these letters in federal court, and the US Court of Appeals for the Third Circuit and the District of Columbia Circuit have ruled in favor of several manufacturers, finding that the policies were consistent with the 340B statute. Multiple states have recently enacted laws that require manufacturers to ship 340B drugs to certain contract pharmacies and impose various civil and criminal penalties on manufacturers that do not comply. These laws have been challenged in federal court and many of the cases are pending. In March 2024, the US Court of Appeals for the Eight Circuit upheld the Arkansas law prohibiting drug makers for restricting 340B drug discounts for providers using contract pharmacies. DHHS also issued a final rule on procedures for the 340B Program’s administrative dispute resolution process in April 2024. Additionally, under the new Trump administration, several changes to the 340B program have been considered, including a pending 340B rebate program guidance and a proposal in the President’s 2026 budget to shift oversight of the 340B program from the HRSA to CMS. It is unclear how the other pending litigation, proposed legislation, or future administrative action relating to the 340B Program will impact our business.

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

We entered into a Credit Agreement with MidCap on September 27, 2019, amended on March 29, 2021, February 11, 2022, July 27, 2022, and April 11, 2024. The Credit Agreement provides for a $60.0 million term loan credit facility. As of June 30, 2025, the outstanding principal balance of the loan was $60.0 million, and no remaining funds were available under the term loan credit facility. Under the Credit Agreement, we are required to repay amounts due when there is an event of default for the term loans that results in the principal, premium, if any, and interest, if any, becoming due prior to the maturity date for the term loans. The Credit Agreement also contains a number of other affirmative and restrictive covenants. See “Note 10 – Debt” to our “Notes to Condensed Financial

Statements” contained in Part I, Item 1, of this Quarterly Report on Form 10-Q for additional details of the Credit Agreement. These and other terms in the Credit Agreement have to be monitored closely for compliance and could restrict our ability to grow our business or enter into transactions that we believe would be beneficial to our business. Our business may not generate cash flow from operations in the future sufficient to service our debt and support our growth strategies. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as restructuring our debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our current debt obligations. In addition, we cannot be sure that additional financing will be available when required or, if available, will be on terms satisfactory to us. Further, even if we are able to obtain additional financing, we may be required to use such proceeds to repay a portion of our debt.

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

Our success as a company is uncertain due to our history of operating losses and the uncertainty of any future profitability.*

For the six months ended June 30, 2025 and for the year ended December 31, 2024, we recognized income from operations primarily due to higher net product sales and collaboration revenues, partially offset by our operating expenses. Historically, we have incurred losses from operations each year since we were incorporated in June 1996 other than in fiscal year 2010, due in large part to the significant research and development expenditures and costs of our ongoing commercial efforts. Although we recognized income from operations in 2024 and in the current period, there can be no assurance that we will generate annual operating income in the foreseeable future. Currently, our potential sources of revenues include sales of our products, as well as upfront, milestones and royalty payments pursuant to our collaboration arrangements, all of which may never materialize if sales of our products decline or if our collaboration partners do not achieve certain events or generate net sales to which these contingent payments are dependent on. If our future drug candidates fail or do not gain regulatory approval, or if our drugs do not achieve sustainable market acceptance, we may not be profitable. As of June 30, 2025, we had an accumulated deficit of approximately $1.4 billion. The extent of our future losses or profitability, if any, is highly uncertain.

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

Our effective tax rate may fluctuate, and we may incur obligations in tax jurisdictions in excess of accrued amounts.*

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

In July 2025, the OBBBA was enacted, which includes a broad array of measures affecting corporations and other business entities, including locking in a key set of business tax provisions. These include incentives designed to promote innovation-driven investment, such as a permanent and immediate deduction for domestic research and development costs. The legislation also locks in 100% expensing for qualified equipment purchases and makes permanent the deduction of up to 20% for qualified business income. While we continue to evaluate the impact of these legislative changes as additional guidance becomes available, uncertainty remains regarding the timing and interpretation by tax authorities in affected jurisdictions. These legislative changes could have an adverse impact on our future effective tax rate, tax liabilities, and cash tax.

Our ability to use net operating losses (NOLs) and certain other tax attributes is uncertain and may be limited.*

Our ability to use our federal and state NOLs to offset potential future taxable income and related income taxes that would otherwise be due is dependent upon our generation of future taxable income before the expiration dates of the NOLs, and we cannot predict with certainty when, or whether, we will generate sufficient taxable income to use all of our NOLs. Federal NOLs generated prior to 2018 will continue to be governed by the NOL carryforward rules as they existed prior to the adoption of the TCJA, which means that generally they will expire 20 years after they were generated if not used prior thereto. Many states have similar laws. Accordingly, our federal and state NOLs could expire unused and be unavailable to offset future income tax liabilities. Moreover, federal NOLs generated in tax years ending after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs may be limited to

80% of current year taxable income for tax years beginning after January 1, 2021. In June 2024, California Senate Bill 167 was signed into law which suspends NOL deductions for tax years beginning on or after January 1, 2024 and before January 1, 2027 for taxpayers with net business income or modified adjusted gross income of at least $1.0 million for the tax year. The legislation also limits the aggregate use of otherwise allowable business credits to $5.0 million for each tax year beginning on or after January 1, 2024 but before January 1, 2027 (except for certain credits not subject to the limitation). Although the TCJA required taxpayers to capitalize Research and Experimental (R&E) expenditures under Section 174 of the Internal Revenue Code, as amended (Code) for tax years beginning after December 31, 2022, the OBBBA restored and made permanent the ability for taxpayers to make immediate deductions for R&E expenditures generated in tax years beginning after December 31, 2024.

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

Changes in valuation allowance of deferred tax assets may affect our future operating results

We continue to record a full valuation allowance on our deferred tax assets. In assessing the need for a valuation allowance, we consider historical levels of income, expectations and risks associated with estimates of future taxable income. We periodically evaluate our deferred tax asset balance for realizability. To the extent we believe it is more-likely-than-not that our deferred tax assets will not be realized, we will continue to maintain the valuation allowance against the deferred tax assets. Realization of our deferred tax assets is dependent primarily upon future taxable income. If our assumptions and consequently our estimates change in the future, the valuation allowances may be increased or decreased, resulting in a respective increase or decrease in income tax expense.

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

Because we will continue to need additional capital in the future to continue to expand our business, we may conduct additional equity offerings. We have an Open Market Sale Agreement with Jefferies entered on August 4, 2020, and amended and restated on August 2, 2024, pursuant to which, we may sell from time to time, through Jefferies, shares of our common stock in sales deemed to be “at-the-market offerings” as defined in Rule 415 under the Securities Act, subject to conditions specified in the Open Market Sale Agreement, including maintaining an effective registration statement covering the sale of shares under the Open Market Sale Agreement. We had a shelf registration statement (the Prior Registration Statement) filed with the SEC that expired on August 3, 2024. The Prior Registration Statement included a base prospectus registering the offering, issuance, and sale by us of up to $250.0 million in the aggregate of the securities identified from time to time in one or more offerings, including the $100.0 million of shares of our common stock that may be offered, issued and sold under the Open Market Sale Agreement. On August 2, 2024, we filed a new shelf registration statement (the New Registration Statement) with the SEC to replace the Prior Registration Statement. The New Registration Statement was declared effective on August 9, 2024 by the SEC. The New Registration Statement includes a base prospectus to register the offering, issuance and sale by us of up to $250.0 million in the aggregate of securities identified from time to time in one or more offerings, including up to $100.0 million of shares of our common stock that may be offered, issued and sold under the Open Market Sale Agreement. As of June 30, 2025, we have not sold any shares of common stock under such Open Market Sale Agreement.

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

On March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which, among other changes, eliminated the statutory Medicaid drug rebate cap, which was previously set at 100% of a drug’s average manufacture price, for single source and innovator multiple source drugs, as of January 1, 2024. The American Rescue Plan Act also temporarily increased premium tax credit assistance for individuals eligible for subsidies under the Affordable Care Act for 2021 and 2022 and removed the 400% federal poverty level limit that otherwise applies for purposes of eligibility to receive premium tax credits. The Inflation Reduction Act (IRA), signed into law on April 6, 2022, extended this increased tax credit assistance and removal of the 400% federal poverty limit through 2025. Additionally, beginning in April 2013, the Budget Control Act of 2011 created an automatic reduction of Medicare payments to providers of up to 2%. As a result of the COVID-19 pandemic, this reduction was temporarily suspended from May 1, 2020 through March 31, 2022, with subsequent reductions to 1% from April 1, 2022 through June 30, 2022. The 2% reduction was then reinstated and has been in effect since July 1, 2022, and will remain in effect through the first eight months in which the fiscal year 2032 sequestration order is in effect, unless additional Congressional action is taken. Additionally, the IRA implements substantial changes to the Medicare program, including drug pricing reforms and changes to the Medicare Part D benefit design. Among other reforms, the IRA allows Medicare to: beginning in 2026, establish a “maximum fair price” for a fixed number of pharmaceutical and biological products covered under Medicare Parts B and D following a price negotiation with CMS; beginning in 2023, penalize drug companies that raise prices for products covered under Medicare Parts B and D faster than inflation; and beginning in 2025, cap beneficiary annual out-of-pocket spending at $2,000, while imposing new discount obligations on pharmaceutical and biological manufacturers for products covered under Medicare Part D. CMS continues to take steps to implement the IRA, including: releasing the negotiated maximum prices, which will be effective in 2026, for the first ten drugs that were subject to the IRA’s negotiation process; releasing quarterly lists of Medicare Part B products that are subject to adjusted coinsurance rates based on the inflationary rebate provisions of the IRA; and announcing a list of fifteen additional drugs that will be subject to price negotiations during 2025. While it remains to be seen how the drug pricing provisions imposed by the IRA will affect the broader pharmaceutical industry, several pharmaceutical manufacturers and other industry stakeholders have challenged the law, including through lawsuits brought against the DHHS, the Secretary of the DHHS, CMS, and the CMS Administrator challenging the constitutionality and administrative implementation of the IRA’s drug price negotiation provisions. Additionally, when originally enacted, the IRA explicitly excluded from price negotiation orphan drugs designated for only one rare disease or condition and for which the only active approved indication is for such disease or condition. However, the OBBBA amended the applicable statute to broaden the orphan drug exclusion such that products with more than one orphan designation and more than one approved indication will remain exempt from price negotiation, so long as each approved indication is for a rare disease or condition. The OBBBA also postpones the start of price negotiation requirements for drugs and biologics with orphan designations until the product receives approval for a non-orphan indication.

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

The current presidential administration has also signaled its intent to pursue healthcare reform measures, including those aimed at reducing prescription drug prices. For example, President Trump has signed multiple executive orders addressing prescription drug pricing and access, including: on April 15, 2025, outlining several actions the Secretary of the DHHS must take to optimize healthcare regulations that will provide access to prescription drugs at lower costs; on May 5, 2025, aiming to promote domestic production of critical medicines; and on May 12, 2025, aiming to establish a “most favored nation” drug pricing policy that would tie US drug prices to the prices paid for drugs in other countries. Further, the current administration has suggested that it may impose tariffs on pharmaceuticals.

In addition, on June 28, 2024, the US Supreme Court issued an opinion holding that courts reviewing agency action pursuant to the Administrative Procedure Act (APA) “must exercise their independent judgment” and “may not defer to an agency interpretation of the law simply because a statute is ambiguous.” The decision will have a significant impact on how lower courts evaluate challenges to agency interpretations of law, including those by CMS and other agencies with significant oversight of the healthcare industry. The new framework is likely to increase both the frequency of such challenges and their odds of success by eliminating one way in which the government previously prevailed in such cases. As a result, significant regulatory policies may be subject to increased litigation and judicial scrutiny. Any resulting changes in regulation may result in unexpected delays, increased costs, or other negative impacts that are difficult to predict but could have a material adverse effect on our business and financial condition. For example, certain of these changes could impose additional limitations on the rates we will be able to charge for our future products or the amounts of reimbursement available for our future products from governmental agencies or third-party payors.

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

Our current and anticipated future dependence upon these third-party manufacturers may adversely affect our ability to develop and commercialize product candidates on a timely and competitive basis, which could have an adverse effect on sales, results of operations and financial condition. If we were required to transfer manufacturing processes to other third-party manufacturers and we were able to identify an alternative manufacturer, we would still need to satisfy various regulatory requirements. Satisfaction of these requirements could cause us to experience significant delays in receiving an adequate supply of our products and products in development and could be costly. Moreover, we may not be able to transfer processes that are proprietary to the manufacturer, if any. These manufacturers may not be able to produce material on a timely basis or manufacture material at the quality level or in the quantity required to meet our development timelines and applicable regulatory requirements and may also experience a shortage in qualified personnel. Certain of our third-party manufacturers are located outside of the US, and import materials from other countries including China to produce our products. The tensions between the US and other countries including China have led to a series of tariffs and sanctions being imposed on imports by the US, as well as other business restrictions. In response, other countries, notably China, have threatened or imposed tariffs or other trade sanctions on products manufactured in the US. Geopolitical developments, including changes arising as a result of the 2024 US presidential election, may lead to further developments with respect to the imposition or threat of imposition of trade policies, tariffs (including retaliatory tariffs), taxes and other limitations on cross-border operations. Such tensions could adversely impact us and our third-party manufacturers. We may not be able to maintain or renew our existing third-party manufacturing arrangements, or enter into new arrangements, on acceptable terms, or at all. Our third-party manufacturers could terminate or decline to renew our manufacturing arrangements based on their own business priorities, at a time that is costly or inconvenient for us. If we are unable to contract for the production of materials in sufficient quantity and of sufficient quality on acceptable terms, our planned clinical trials may be significantly delayed. Manufacturing delays could postpone the filing of our investigational new drug (IND) applications and/or the initiation or completion of clinical trials that we have currently planned or may plan in the future.

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

We commercialize our products in the US and we have entered into commercialization agreements with third parties to commercialize our products outside the US. Any product for which we have obtained regulatory approval, or for which we obtain regulatory approval in the future, along with the manufacturing processes and practices, post-approval clinical research, product labeling, advertising and promotional activities for such product, are subject to continual requirements of, and review by, the FDA, the EMA and other comparable international regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians, import and export requirements and recordkeeping. If we or our suppliers encounter manufacturing, quality or compliance difficulties with respect to our products or any of our product candidates, when and if approved, whether due to the impacts of a global pandemic (including as a result of disruptions of global shipping and the transport of products) or otherwise, we may be unable to obtain or maintain regulatory approval or meet commercial demand for such products, which could adversely affect our business, financial conditions, results of operations and growth prospects.

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

We are focusing a significant portion of our activities and resources on our products, and we believe our prospects are highly dependent on, and a significant portion of the value of our company relates to, our ability to sustain successful commercialization of our products in the US. We have also entered into exclusive commercialization agreements with third parties to commercialize our products outside the US, and we plan to further enter partnership with existing or other third parties to commercialize our products outside the US in the future.

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

There are many factors that could cause the commercialization of our products to be unsuccessful, including a number of factors that are outside our control. The commercial success of our products depends on the extent to which patients and physicians accept and adopt our products to treat the related diseases. We also do not know how physicians, patients and payors will respond to our future price increases of our products. Physicians may not prescribe our products and patients may be unwilling to use our products if coverage is not provided or reimbursement is inadequate to cover a significant portion of the cost. Our products compete, and may in the future compete, with currently existing therapies, including generic drugs, and products currently under development. Our competitors, particularly large pharmaceutical companies, may deploy more resources to market, sell and distribute their products. If our efforts are not appropriately resourced to adequately promote our products, the commercial potential of our sales may be diminished. Additionally, any negative development for our products in clinical development in additional indications may adversely impact the commercialization and potential of our products. Thus, significant uncertainty remains regarding the commercial potential of our products.

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

We also may not be successful entering into arrangements with third parties to sell and market one or more of our product candidates or may be unable to do so on terms that are favorable to us. We likely will have little control over such third parties, including development and commercialization of fostamatinib in Kissei, Grifols, Medison and Knight’s territories, and of olutasidenib in Kissei and Dr. Reddy’s territories. As a consequence of our license agreements with our collaboration partners, we rely heavily upon their regulatory, commercial, medical affairs, market access and other expertise and resources for commercialization of our products in their respective territories outside of the US. We cannot control the amount of resources that our partners dedicate to the commercialization of our products, and our ability to generate revenues from the commercialization of our products by our partners depends on their ability to achieve market acceptance of our products in its approved indications in their respective territories.

Furthermore, foreign sales of our products by our partners could be adversely affected by the imposition of governmental controls, political and economic instability, outbreaks of pandemic diseases, such as the COVID-19 pandemic, trade restrictions or barriers and changes in tariffs and escalating global trade and political tensions. If our collaborators are unable to successfully complete clinical trials, delay commercialization of our products or do not invest the resources necessary to successfully commercialize our products in international territories where it has been approved, this could reduce the amount of revenue we are due to receive under these license agreements, resulting in harm to our business and operations. If we do not establish and maintain sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates.

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

Maintaining our sales, marketing, market access and product distribution capabilities requires significant resources, and there are numerous risks involved with managing our commercial team, including our potential inability to successfully train, retain and incentivize adequate numbers of qualified and effective sales and marketing personnel. We are also competing for talent with numerous commercial and pre-commercial-stage oncology-focused biotechnology companies seeking to build out their commercial organizations, as well as other large pharmaceutical organizations that have extensive, well-funded and more experienced sales and marketing operations, and we may be unable to maintain or adequately scale our commercial organization as a result of such competition. If we cannot maintain effective sales, marketing, market access, and product distribution capabilities, we may be unable to realize the commercial potential of our products. Also, to the extent that the commercial opportunities for our products grow over time, we may not properly judge the requisite size and experience of our current commercialization teams or the level of distribution necessary to market and sell our products, which could have an adverse impact on our business, financial condition and results of operations.

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

Item 5.Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended June 30, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended.

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

RIGEL PHARMACEUTICALS, INC.

By:	/s/ RAUL R. RODRIGUEZ
Raul R. Rodriguez
Chief Executive Officer (Principal Executive Officer)
Date:	August 5, 2025

By:	/s/ DEAN L. SCHORNO
Dean L. Schorno
Chief Financial Officer (Principal Financial Officer)
Date:	August 5, 2025