Form 10-Q
period 2025-09-30
RIGEL PHARMACEUTICALS INC
filed 2025-11-04
CIK 1034842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

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

As of October 30, 2025, there were 18,151,344 shares of the registrant’s Common Stock outstanding.

RIGEL PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

RIGEL PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

(In thousands)

	As of
	September 30, 2025	December 31, 2024 (1)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$48,534	$56,746
Short-term investments	88,609	20,575
Accounts receivable, net	45,925	41,615
Inventories	13,303	6,002
Prepaid and other current assets	18,556	10,165
Total current assets	214,927	135,103
Property and equipment, net	54	92
Intangible assets, net	25,336	27,100
Operating lease right-of-use assets	1,050	246
Other assets	1,167	1,435
Total assets	$242,534	$163,976
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,846	$3,339
Accrued compensation	10,065	10,139
Accrued research and development	4,816	4,073
Acquisition-related liabilities	5,000	—
Revenue reserves and refund liability	30,020	26,440
Loans payable, net, current portion	29,761	7,272
Other accrued liabilities	8,943	10,396
Deferred revenue	1,355	1,355
Lease liabilities, current portion	594	285
Total current liabilities	94,400	63,299
Acquisition-related liabilities	—	5,000
Long-term portion of lease liabilities	556	—
Long-term portion of loans payable, net	29,969	52,408
Other long-term liabilities	—	39,981
Total liabilities	124,925	160,688

Commitments

Stockholders’ equity:
Common stock	18	18
Additional paid-in capital	1,408,601	1,393,325
Accumulated other comprehensive income	96	10
Accumulated deficit	(1,291,106)	(1,390,065)
Total stockholders’ equity	117,609	3,288
Total liabilities and stockholders’ equity	$242,534	$163,976
(1)	The balance sheet as of December 31, 2024 has been derived from the audited financial statements included in Rigel’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (SEC) on March 4, 2025.

See Accompanying Notes to Condensed Financial Statements

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Product sales, net	$64,067	$38,927	$166,565	$98,380
Contract revenues from collaborations	5,395	16,380	57,915	23,302
Total revenues	69,462	55,307	224,480	121,682
Costs and expenses:
Cost of product sales	4,753	8,026	13,666	12,858
Research and development	7,353	6,182	22,610	17,748
Selling, general and administrative	28,936	27,043	85,908	83,539
Total costs and expenses	41,042	41,251	122,184	114,145
Income from operations	28,420	14,056	102,296	7,537
Interest income	1,094	425	2,438	1,570
Interest expense	(1,894)	(2,060)	(5,621)	(5,963)
Income before income taxes	27,620	12,421	99,113	3,144
(Benefit from) provision for income taxes	(280)	—	154	—
Net income	$27,900	$12,421	$98,959	$3,144

Net income per share
Basic	$1.55	$0.71	$5.52	$0.18
Diluted	$1.46	$0.70	$5.38	$0.18
Weighted average shares used in computing net income per share
Basic	18,038	17,600	17,912	17,556
Diluted	19,156	17,648	18,379	17,599

See Accompanying Notes to Condensed Financial Statements

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$27,900	$12,421	$98,959	$3,144
Other comprehensive income:
Net unrealized income on short-term investments	90	20	86	3
Comprehensive income	$27,990	$12,441	$99,045	$3,147

See Accompanying Notes to Condensed Financial Statements

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

(unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of January 1, 2025	17,710,216	$18	$1,393,325	$10	$(1,390,065)	$3,288
Net income	—	—	—	—	11,446	11,446
Net change in unrealized loss on short-term investments	—	—	—	(12)	—	(12)
Issuance of common stock upon exercise of options, net of shares withheld	30,892	—	484	—	—	484
Issuance of common stock upon vesting of restricted stock units (RSUs)	125,783	—	—	—	—	—
Stock-based compensation expense	—	—	3,361	—	—	3,361
Balance as of March 31, 2025	17,866,891	18	1,397,170	(2)	(1,378,619)	18,567
Net income	—	—	—	—	59,613	59,613
Net change in unrealized gain on short-term investments	—	—	—	8	—	8
Issuance of common stock upon exercise of options, net of shares withheld, and participation in Purchase Plan	52,295	—	418	—	—	418
Issuance of common stock upon vesting of RSUs	17,908	—	—	—	—	—
Stock-based compensation expense	—	—	3,328	—	—	3,328
Balance as of June 30, 2025	17,937,094	18	1,400,916	6	(1,319,006)	81,934
Net income	—	—	—		27,900	27,900
Net change in unrealized gain on short-term investments	—	—	—	90	—	90
Issuance of common stock upon exercise of options	206,890	—	4,271	—	—	4,271
Stock-based compensation expense	—	—	3,414	—	—	3,414
Balance as of September 30, 2025	18,143,984	$18	$1,408,601	$96	$(1,291,106)	$117,609

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)
Balance as of January 1, 2024	17,482,513	$17	$1,378,881	$8	$(1,407,550)	$(28,644)
Net loss	—	—	—	—	(8,247)	(8,247)
Net change in unrealized loss on short-term investments	—	—	—	(13)	—	(13)
Issuance of common stock upon exercise of options	9,066	—	89	—	—	89
Issuance of common stock upon vesting of RSUs	48,658	—	—	—	—	—
Stock-based compensation expense	—	—	5,144	—	—	5,144
Balance as of March 31, 2024	17,540,237	17	1,384,114	(5)	(1,415,797)	(31,671)
Net loss	—	—	—	—	(1,030)	(1,030)
Net change in unrealized loss on short-term investments	—	—	—	(4)	—	(4)
Issuance of common stock upon exercise of options and participation in Purchase Plan	36,130	—	252	—	—	252
Issuance of common stock upon vesting of RSUs	17,750	—	—	—	—	—
Stock-based compensation expense	—	—	2,539	—	—	2,539
Balance as of June 30, 2024	17,594,117	17	1,386,905	(9)	(1,416,827)	(29,914)
Net income	—	—	—	—	12,421	12,421
Net change in unrealized gain on short-term investments	—	—	—	20	—	20
Issuance of common stock upon exercise of options	16,363	—	158	—	—	158
Issuance of common stock upon vesting of RSUs	2,500	—	—	—	—	—
Stock-based compensation expense	—		2,679	—	—	2,679
Balance as of September 30, 2024	17,612,980	$17	$1,389,742	$11	$(1,404,406)	$(14,636)

See Accompanying Notes to Condensed Financial Statements

RIGEL PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2025	2024
Operating activities
Net income	$98,959	$3,144
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	9,963	10,306
Gain on sale and disposal of fixed assets	—	(23)
Depreciation and amortization	1,814	1,624
Release of cost share liability	(39,981)	—
Net amortization of discount on short-term investments and term loans	(907)	(433)
Changes in assets and liabilities:
Accounts receivable, net	(4,310)	(25)
Inventories	(6,766)	(1,161)
Prepaid and other current and non-current assets	(8,461)	(3,484)
Right-of-use assets	(804)	456
Accounts payable	507	(3,327)
Accrued compensation	(74)	(752)
Accrued research and development	743	80
Revenue reserves and refund liability	3,580	6,508
Other accrued liabilities	(1,453)	4,566
Lease liabilities	865	(511)
Net cash provided by operating activities	53,675	16,968
Investing activities
Maturities of short-term investments	47,580	32,950
Purchases of short-term investments	(114,571)	(17,562)
Capital expenditures	(12)	(10)
Payments for acquisition of intangible assets	—	(360)
Proceeds from sale of property and equipment	—	26
Net cash (used in) provided by investing activities	(67,003)	15,044
Financing activities
Net proceeds from issuance of common stock from equity plans	5,173	499
Closing purchase price payment related to asset acquisition	—	(10,000)
Cost share payments to a collaboration partner	—	(3,605)
Net cash provided by (used in) financing activities	5,173	(13,106)
Net (decrease) increase in cash, cash equivalents and restricted cash	(8,155)	18,906
Cash and cash equivalents at beginning of period	56,746	32,786
Cash, cash equivalents, and restricted cash at end of period	$48,591	$51,692
Supplemental disclosure of cash flow information
Interest paid	$5,009	$5,292
Increase in right-of-use assets and lease liabilities	$1,220	$—
Acquisition-related liabilities	$5,000	$5,000

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

We continue to advance the development of R289, our dual interleukin receptor-associated kinases 1 and 4 (IRAK1/4) inhibitor program, in an open-label, Phase 1b study to determine the safety, tolerability and preliminary efficacy of the drug in patients with lower-risk myelodysplastic syndrome (MDS) who are relapsed, refractory or resistant to prior therapies.

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

Liquidity

As of September 30, 2025, we had approximately $137.1 million in cash, cash equivalents and short-term investments. We finance our operations primarily through sales of our products, and contract payments under our collaboration agreements, as well as through equity securities and debt financing.

Based on our current operating plan, we believe that our existing cash, cash equivalents, and short-term investments will be sufficient to fund our expenses and capital expenditure requirements for at least the next 12 months from the date of issuance of this Form 10-Q.

Recently Issued Accounting Standards

In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-09, Improvements to Income Tax Disclosures, which enhance the annual disclosure requirements regarding the tax rate reconciliation and income taxes paid information. This update is effective for our fiscal year ending December 31, 2025, and maybe adopted on a prospective or retrospective basis. Early adoption is permitted. We are currently evaluating the impact that the adoption of this guidance may have on our annual income tax disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures. This new guidance improves the disclosures about a public business entity’s expenses by requiring more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation and amortization) included within income statement expense captions. This guidance is effective for our annual reporting for the fiscal year ending December 31, 2027, and interim reporting periods beginning for the fiscal year ending December 31, 2028, early adoption is permitted. Upon adoption, this guidance may be applied prospectively to reporting periods after the effective date or retrospectively to all periods presented in the financial statements. We are currently evaluating this guidance and assessing the potential impact on our financial statements and disclosures.

In July 2025, FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient to measure credit losses on accounts receivable and contract assets. The ASU is effective for annual periods beginning after December 15, 2025, and interim periods within those annual reporting periods. Early adoption is permitted. We are currently evaluating the timing of the adoption and the impact of this guidance but do not expect it to have a significant impact to our financial statements and disclosures.

Other recently issued accounting guidance not discussed in this Quarterly Report on Form 10-Q are either not applicable or did not have, or are not expected to have, a material impact on us.

2.	Net Income Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
EPS Numerator:
Net income	$27,900	$12,421	$98,959	$3,144
EPS Denominator—Basic:
Weighted-average common shares outstanding	18,038	17,600	17,912	17,556
EPS Denominator—Diluted:
Weighted-average common shares outstanding	18,038	17,600	17,912	17,556
Dilutive effect of stock options, RSUs and shares under Purchase Plan	1,118	48	467	43
Weighted-average shares outstanding and common stock equivalents	19,156	17,648	18,379	17,599

Net income per share
Basic	$1.55	$0.71	$5.52	$0.18
Diluted	$1.46	$0.70	$5.38	$0.18

The potential shares of common stock that were excluded from the computation of diluted net income per share for the periods presented because including them would have been antidilutive are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock options	1,166	3,667	2,223	3,668
RSUs	—	107	174	110
Shares under Purchase Plan	—	22	—	22
Total	1,166	3,796	2,397	3,800

3.	Revenues

Revenues disaggregated by category were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Product sales:
Gross product sales	$85,624	$56,322	$225,508	$143,728
Discounts and allowances	(21,557)	(17,395)	(58,943)	(45,348)
Total product sales, net	64,067	38,927	166,565	98,380
Revenues from collaborations:
Release of cost share liability	—	—	39,981	—
License revenue	—	10,000	—	10,000
Milestone revenue	—	—	3,000	—
Delivery of drug supplies, royalty and others	5,395	6,380	14,934	13,302
Total revenues from collaborations	5,395	16,380	57,915	23,302
Total revenues	$69,462	$55,307	$224,480	$121,682

Revenue from product sales is related to sales of our commercial products to our customers. For detailed discussions of our revenues from collaborations, see “Note 4 – Sponsored Research and License Agreements.”

Our net product sales include gross product sales, net of chargebacks, discounts and fees, government and other rebates and returns. Of the total discounts and allowances from gross product sales for the nine months ended September 30, 2025 and 2024, $53.6 million and $44.6 million, respectively, was accounted for as additions to revenue reserves and refund liability, and $5.3 million and $0.7 million, respectively, as reductions in accounts receivable (as it relates to allowance for prompt pay discount) and prepaid and other current assets (as it relates to certain chargebacks and other fees that were prepaid) in the condensed balance sheet.

The following tables summarize the activities in chargebacks, discounts and fees, government and other rebates and returns that were accounted for within revenue reserves and refund liability, for each of the periods presented (in thousands):

	Chargebacks,	Government
	Discounts and	and Other
	Fees	Rebates	Returns	Total
Balance as of January 1, 2025	$13,374	$8,343	$4,723	$26,440
Provision related to current period sales	40,399	14,261	1,921	56,581
Adjustment related to prior period sales	(307)	(1,287)	(1,357)	(2,951)
Credit or payments made during the period	(40,673)	(8,950)	(427)	(50,050)
Balance as of September 30, 2025	$12,793	$12,367	$4,860	$30,020

	Chargebacks,	Government
	Discounts and	and Other
	Fees	Rebates	Returns	Total
Balance as of January 1, 2024	$8,236	$3,517	$3,931	$15,684
Provision related to current period sales	34,565	9,167	884	44,616
Credit or payments made during the period	(31,363)	(6,441)	(304)	(38,108)
Balance as of September 30, 2024	$11,438	$6,243	$4,511	$22,192

Adjustment related to prior period sales reflect updates to estimates of variable consideration, including chargebacks, rebates, and returns, resulting from actual claims and other information obtained in the current reporting period.

The following table summarizes the percentages of revenues from each of our customers who individually accounted for 10% or more of the total net product sales and revenues from collaborations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
McKesson Corporation	48%	43%	39%	44%
Cencora, Inc.	23%	19%	17%	20%
Optime Care, Inc.	11%	*	*	*
Cardinal Health, Inc.	10%	*	*	15%
Lilly	—	—	18%	—
Kissei	*	23%	*	14%

*Denotes less than 10%

4.	Sponsored Research and License Agreements

Sponsored Research and License Agreements

We conduct research and development programs independently and in connection with our corporate collaborators. We are a party to collaboration agreements with Lilly to develop and commercialize ocadusertib (previously R552), a RIPK1 inhibitor; with Grifols S.A. (Grifols) to commercialize fostamatinib for human diseases in all indications in Grifols territory which includes Europe, the UK, Turkey, the Middle East, North Africa and Russia (including Commonwealth of Independent States (CIS)); with Kissei Pharmaceutical Co., Ltd. (Kissei) to develop and commercialize fostamatinib in Japan, China, Taiwan and Korea, and olutasidenib in Japan, Korea and Taiwan; with Medison Pharma Trading AG (Medison Canada) and Medison Pharma Ltd. (Medison Israel and, together with Medison Canada, Medison) to commercialize fostamatinib in all indications, in Medison territory which includes Canada and Israel; with Knight Therapeutics International SA (Knight) to commercialize fostamatinib in all indications, in Knight territory which includes Latin America, consisting of Mexico, Central and South America, and the Caribbean; and with Dr. Reddy’s Laboratories (Dr. Reddy’s) to commercialize olutasidenib in Dr. Reddy’s territory which includes Latin America, South Africa, India, Australia, New Zealand, and certain countries in the CIS, Southeast Asia region and North Africa.

Further, we are also a party to collaboration agreements, but do not have ongoing performance obligations with BerGenBio ASA, now Oncoinvent ASA (BerGenBio) for the development and commercialization of AXL receptor tyrosine kinase inhibitor, R428 (now referred to as bemcentinib (BGB324)), and with Daiichi Sankyo (Daiichi) to pursue research related to murine double minute 2 (MDM2) inhibitor, DS-3032 (now referred as milademetan).

Under the above existing agreements that we entered into in the ordinary course of business, we received or may be entitled to receive upfront cash payments, payments contingent upon specified events achieved by such partners and royalties on any net sales of products sold by such partners under the agreements. The total potential future contingent payments due to us under all existing collaboration agreements are approximately $1.1 billion, which amount reflects the impact of Lilly’s notice of intent to terminate the central nervous system (CNS) disease program in October 2025, as discussed in more detail below, and assumes that all potential product candidates achieve every payment-triggering milestone under our current agreements. Of this amount, $179.5 million relates to the achievement of development events, $270.6 million relates to the achievement of regulatory events and $637.0 million relates to the achievement of certain commercial events. This estimated future contingent amount does not include any estimated royalties that could be due to us if the partners successfully commercialize any of the licensed products. Future events that may trigger payments to us under the agreements are based solely on our partners’ future efforts and achievements of specified development, regulatory and/or commercial events.

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

Global Exclusive License Agreement with Lilly

We have a global exclusive license agreement and strategic collaboration with Lilly entered in February 2021, which became effective in March 2021 upon clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and was amended in September 2023 (first amendment), March 2024 (second amendment), and in August 2025 (third amendment) (collectively, Lilly Agreement). The collaboration is to develop and commercialize ocadusertib (previously R552) for the treatment of non-central nervous system (non-CNS) diseases, and additional RIPK1 inhibitors for the treatment of CNS diseases. Pursuant to the terms of the Lilly Agreement, we granted Lilly the exclusive rights to develop and commercialize ocadusertib and related RIPK1 inhibitors in all indications worldwide. The parties’

collaboration is governed through a joint governance committee and appropriate subcommittees.

Under the terms of the Lilly Agreement, we were entitled to receive a non-refundable and non-creditable upfront cash payment amounting to $125.0 million, which we received in April 2021. We are also entitled to additional milestone payments for non-CNS disease products consisting of up to $330.0 million in milestone payments upon the achievement of specified development, regulatory and commercial milestones, and up to $100.0 million in sales milestone payments on a product-by-product basis. In addition, depending on the extent of our co-funding of ocadusertib development activities, we would be entitled to receive tiered royalty payments on net sales of non-CNS disease products at percentages ranging from the mid-single digits to high-teens, subject to certain standard reductions and offsets. Under the terms of the Lilly Agreement, we were also eligible to receive milestone payments for CNS disease products consisting of up to $256.0 million in milestone payments upon the achievement of specified development, regulatory and commercial milestones, up to $150.0 million in sales milestone payments on a product-by-product basis, and tiered royalty payments on net sales of CNS disease products up to low-double digits, subject to certain standard reductions and offsets. On October 1, 2025, we received a notice from Lilly of its intent to terminate the CNS disease program under the Lilly Agreement, which will become effective sixty (60) days following notification. Following the termination of the CNS disease program, we do not believe we will be entitled to receive any future milestone and royalty payments associated with this program.

Under the Lilly Agreement, we were responsible for performing and funding initial discovery and identification of CNS disease development candidates. Following candidate selection, Lilly is responsible for performing and funding all future development and commercialization of the CNS disease development candidates. Under the Lilly Agreement, we are responsible for 20% of the development costs for ocadusertib in the US, Europe, and Japan, up to a specified cap, and Lilly is responsible for funding the remainder of all development activities for ocadusertib and other non-CNS disease development candidates. Pursuant to the terms of the Lilly Agreement, we have the right to opt-out of co-funding the ocadusertib development activities in the US, Europe and Japan at two different specified times and as a result receive lesser royalties from sales. Under the Lilly Agreement, the first opt-out right was exercised prior to September 30, 2023, and we were therefore required to fund our share of the ocadusertib development activities up to a maximum funding commitment of $65.0 million through April 1, 2024.

We accounted for this agreement under ASC 606. At the inception of the Lilly Agreement, given our rights to opt-out from the development of ocadusertib, we believed at the minimum, we had a commitment to fund the development costs up to $65.0 million as discussed above. We considered this commitment to fund the development costs as a significant financing component of the contract, which we accounted for as a reduction of the upfront fee to derive the transaction price. This financing component was recorded as a liability at its net present value of approximately $57.9 million using a 6.4% discount rate and interest was accreted on such liability over the expected commitment period, adjusted for timing of expected cost share payments. We allocated the net transaction price of $67.1 million to each performance obligation based on our best estimate of its relative standalone selling price using the adjusted market assessment approach. The transaction price allocated to the non-CNS penetrant IP of $60.4 million was recognized as revenue upon delivery of the non-CNS penetrant IP to Lilly during the first quarter of 2021. The transaction price allocated to the CNS penetrant IP of $6.7 million was recognized as revenue from the effective date of the Lilly Agreement through the eventual acceptance by Lilly in June 2022 using the input method. There was no outstanding deferred revenue related to Lilly Agreement as of September 30, 2025 and December 31, 2024.

In September 2023, we provided our first-opt out notice to Lilly, and concurrently entered into an amendment to the Lilly Agreement. The amended Lilly Agreement provided, among others that if we exercise our first opt-out right, we have the right to opt-in to the co-funding of ocadusertib development, upon us providing notice to Lilly within 30 days of certain events as specified in the Lilly Agreement, and as a result receive greater royalties from sales. If we exercised our opt-in right, we would be required to continue to share in global development costs, capped at a specified amount and for a specified period if the second opt-out right was exercised.

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

Grifols License Agreement

We have an exclusive commercialization license agreement with Grifols entered in January 2019 with exclusive rights to commercialize fostamatinib for human diseases, and non-exclusive rights to develop fostamatinib in Grifols territory. Under the agreement, we received an upfront payment of $30.0 million, with the potential for $297.5 million in total regulatory and commercial milestones. We are also entitled to receive stepped double-digit royalty payments based on tiered net sales which may reach 30% of net sales. In January 2020, the European Commission (EC) granted a centralized Marketing Authorization (MA) for fostamatinib valid throughout the European Union (EU) and in the UK after the departure of the UK from the EU for the treatment of chronic ITP in adult patients who are refractory to other treatments. With this approval, in February 2020, we received $20.0 million non-refundable payment, composed of a $17.5 million payment due upon Marketing Authorization Application (MAA) approval by the European Medicines Agency (EMA) of fostamatinib for the first indication and a $2.5 million creditable advance royalty payment, based on the terms of our collaboration agreement with Grifols. We accounted for this agreement under ASC 606, and recognized the corresponding revenue in the period we satisfied the performance obligations. There was no outstanding deferred revenue related to the Grifols license agreement as of September 30, 2025 and December 31, 2024.

We have a commercial supply agreement with Grifols entered in October 2020 to supply and sell our drug product priced at a certain markup specified in the agreement, in quantities Grifols orders from us pursuant to and in accordance with the agreement. Revenue recognized related to the delivery of drug supply to Grifols for the three months ended September 30, 2025 and 2024 was $1.2 million and $2.0 million, respectively, and for the nine months ended September 30, 2025 and 2024 was $4.9 million and $2.0 million, respectively.

We recognize royalty revenue from Grifols included within contract revenues from collaboration. Royalty revenue recognized for the three months ended September 30, 2025 and 2024 was $1.9 million and $1.3 million, respectively, and for the nine months ended September 30, 2025 and 2024 was $5.0 million and $3.5 million, respectively.

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

We also have an exclusive license and supply agreement with Kissei entered in October 2018, amended in November 2022, October 2023, August 2024, September 2024 and October 2024, to develop and commercialize fostamatinib in all current and potential indications in Japan, China, Taiwan and Korea. Kissei is responsible for performing and funding all development activities for fostamatinib in the above-mentioned territories. At the inception of the agreement, we received an upfront cash payment of $33.0 million. Further, the agreement provides for up to $115.0 million in potential development, regulatory and commercial milestone payments, and mid- to upper twenty percent, tiered, escalated net sales-based payments for the supply of fostamatinib. Under the agreement, we granted Kissei the license rights to fostamatinib in Kissei’s territory and are obligated to supply Kissei with drug product for use in clinical trials and pre-commercialization activities. We are also responsible for the manufacture and supply of fostamatinib for all future development and commercialization activities. We accounted for this agreement under ASC 606, and recognized the corresponding revenue in the period we satisfied the performance obligations. As of September 30, 2025 and December 31, 2024, the remaining deferred revenue was related to the material right associated with discounted fostamatinib supply which amounted to $1.4 million. No revenue was recognized during the three and nine months ended September 30, 2025 and 2024 associated with the remaining performance obligation.

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

Revenue recognized related to the delivery of drug supply to Kissei for the three months ended September 30, 2025 and 2024 was $1.8 million and $3.0 million, respectively, and for the nine months ended September 30, 2025 and 2024 was $3.9 million and $7.5 million, respectively.

Medison Commercial and License Agreements

We have exclusive commercial and license agreements with Medison entered in October 2019 for the commercialization of fostamatinib for chronic ITP in Medison territory, pursuant to which, we received a $5.0 million upfront payment with respect to the agreement in Canada. We accounted for this agreement under ASC 606, and recognized the revenue in the period we satisfied the performance obligation. There was no outstanding deferred revenue related to Medison commercial and license agreement as of September 30, 2025 and December 31, 2024.

Revenue recognized from Medison related to delivery of drug supply and earned royalties for the three months ended September 30, 2025 and 2024 was $0.2 million and $0.1 million, respectively, and for the nine months ended September 30, 2025 and 2024 was $0.8 million and $0.2 million, respectively.

Knight Commercial License and Supply Agreement

We have commercial license and supply agreements with Knight entered in May 2022 for the commercialization of fostamatinib for approved indications in Knight territory. Pursuant to such commercial license agreement, we received a $2.0 million one-time, non-refundable, and non-creditable upfront payment, with potential for up to an additional $20.0 million in regulatory and sales-based commercial milestone payments, and will receive twenty- to mid-thirty percent, tiered, escalated net-sales based royalty payments for products sold in the Knight territory. We accounted for this agreement under ASC 606, and recognized the revenue in the period we satisfied the performance obligation. There was no outstanding deferred revenue related to Knight commercial and license agreement as of September 30, 2025 and December 31, 2024. We are also responsible for the exclusive manufacture and supply of fostamatinib for all future development and commercialization activities under the agreement. No revenue was recognized during the three and nine months ended September 30, 2025 and 2024 from Knight.

Dr. Reddy’s Commercial License Agreement

We have a commercial license agreement with Dr. Reddy’s entered in November 2024, pursuant to which, we granted Dr. Reddy’s an exclusive license to develop and commercialize olutasidenib in Dr. Reddy’s territory. Pursuant to the commercial license agreement, we were entitled to receive a $4.0 million one-time, non-refundable and non-creditable upfront payment, which amount, net of applicable foreign withholding taxes was received in February 2025. In addition, we are entitled to a potential for up to an additional $36.0 million in regulatory and sales-based commercial milestone payments, and will receive high teens- to thirty percent, tiered, escalated net-sales based royalty payments for products sold in Dr. Reddy’s territory, subject to certain standard reductions and offsets. Dr. Reddy’s is responsible for performing and funding all development activities necessary to obtain regulatory approval and commercialize olutasidenib in the Dr. Reddy’s territory. We are responsible for the exclusive manufacture and supply of olutasidenib for all future development and commercialization activities under the agreement. We accounted for this agreement following ASC 606 and concluded at the inception of the agreement, the upfront cash payment of $4.0 million was the consideration for granting the license right to Dr. Reddy’s, which revenue was recognized during the fourth quarter of 2024. In August 2025, we entered into a supply agreement with Dr. Reddy’s. During the three and nine months ended September 30, 2025, we recognized $0.1 million of revenue related to delivery of drug supply to Dr. Reddy’s.

Strategic Development Collaborations with MDACC and CONNECT

We have a Strategic Collaboration Agreement with MDACC, a comprehensive cancer research, treatment, and prevention center, entered in December 2023. The collaboration will expand our evaluation of olutasidenib in AML and other hematologic cancers. Under the collaboration, we will provide MDACC the study materials and $15.0 million in time-based milestone payments as compensation for services to be provided for the studies, over the five-year collaboration term, unless terminated earlier as provided for in the agreement. Through September 30, 2025, we provided $5.3 million funding to MDACC.

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

The total purchase price consideration amounted to $15.4 million, comprised the closing purchase price of $15.0 million and transaction costs of $0.4 million. Of the total closing purchase price, $10.0 million was paid in July 2024. The remaining $5.0 million was outstanding and presented as acquisition-related liabilities in the condensed balance sheet as of September 30, 2025 and December 31, 2024. We classify the outstanding acquisition-related liabilities as current or non-current liabilities based on the period the amount is expected to be due as of the balance sheet date. In accordance with the guidance, we classify payments of the closing purchase price under financing activity in the condensed statements of cash flows, considering that the payments are not made soon after the acquisition date.

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

6.	Stock-Based Compensation

Stock-based compensation for the periods presented was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Selling, general and administrative	$2,961	$2,360	$8,172	$9,067
Research and development	402	284	1,791	1,239
Total stock-based compensation expense	$3,363	$2,644	$9,963	$10,306

During the nine months ended September 30, 2025, we granted stock options to purchase 633,417 shares of common stock with weighted-average grant-date fair value of $16.89 per share, and the grants generally vest over 3 years. During the nine months ended September 30, 2025, 347,016 stock options were exercised. As of September 30, 2025, there were 3,640,274 stock options outstanding, of which, 168,564 are outstanding performance-based stock options wherein the achievement of the corresponding corporate-based milestones were assessed not probable as of September 30, 2025. Accordingly, none of the $3.2 million grant date fair value for these awards has been recognized as stock-based compensation expense as of September 30, 2025.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The following table summarizes the weighted-average assumptions relating to options granted pursuant to our 2018 Equity Incentive Plan (2018 Plan) and our Inducement Plan, as amended (Inducement Plan, and together with 2018 Plan, the Equity Incentive Plans) for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Risk-free interest rate	3.9%	3.8%	4.3%	4.1%
Expected term (in years)	6.0	6.0	6.5	6.1
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	91.0%	88.7%	88.6%	87.6%

During the nine months ended September 30, 2025, we granted 350,047 RSUs with a grant-date weighted-average fair value of $19.27 per share, and the grants generally vest over 3 years. During the nine months ended September 30, 2025, 143,691 RSUs were released. As of September 30, 2025, there were 569,106 RSUs outstanding.

As of September 30, 2025, there was approximately $17.3 million of unrecognized stock-based compensation cost which is expected to be recognized over a remaining weighted-average period of 2.04 years, related to time-based stock options, performance-based stock options wherein achievement of the corresponding corporate-based milestones was considered as probable, and RSUs.

During the nine months ended September 30, 2025, our Board of Directors approved an additional 42,925 shares of common stock reserved for issuance under our Inducement Plan. In May 2025, our stockholders approved an amendment to our 2018 Plan to, among other items, add an additional 700,000 shares to the number of shares of common stock authorized for issuance under our 2018 Plan. As of September 30, 2025, there were 1,407,956 shares of common stock available for future grant under our Equity Incentive Plans.

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

Our 24-month offering period under our Purchase Plan ended on June 30, 2024, and a new 24-month offering period started on July 1, 2024. The fair value of awards under our Purchase Plan is estimated on the date of our new offering period using the Black-Scholes option pricing model, which is being amortized over the requisite service periods. As of September 30, 2025, there was approximately $0.2 million of unrecognized stock-based compensation cost which is expected to be recognized over a remaining weighted-average period of 0.59 years, related to our Purchase Plan.

During the nine months ended September 30, 2025, there were 39,801 shares purchased under the Purchase Plan. As of September 30, 2025, there were 144,373 shares reserved for future issuance under the Purchase Plan.

7.	Other Balance Sheet Components

Inventories

Inventories for the periods presented consist of the following (in thousands):

	As of
	September 30, 2025	December 31, 2024
Raw materials	$6,950	$1,077
Work in process	5,487	1,226
Finished goods	1,786	5,014
Total	$14,223	$7,317
Reported as:
Inventories	$13,303	$6,002
Other assets	920	1,315
Total	$14,223	$7,317

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

Prepaid and other current assets

Prepaid and other current assets for the periods presented consist of the following (in thousands):

	As of
	September 30, 2025	December 31, 2024
Prepaid inventory	$7,308	$3,757
Prepaid research and development costs	5,385	1,885
Others	5,863	4,523
Total prepaid and other current assets	$18,556	$10,165

Intangible assets

Intangible assets consist of the following (in thousands):

	As of
	September 30, 2025	December 31, 2024
Intangible assets cost	$30,360	$30,360
Accumulated amortization	(5,024)	(3,260)
Intangible assets, net	$25,336	$27,100

Amortization expense recorded within cost of product sales in the condensed statements of operations for the three months ended September 30, 2025 and 2024 was $0.6 million and $0.6 million, respectively, and for the nine months ended September 30, 2025 and 2024 was $1.8 million and $1.6 million, respectively.

The following table presents the estimated future amortization expense of intangible assets as of September 30, 2025 (in thousands):

Remainder of 2025	$587
2026	2,351
2027	2,351
2028	2,351
2029	2,351
Thereafter	15,345
$25,336

8.Cash, Cash Equivalents, Restricted Cash, and Short-Term Investments

Cash, cash equivalents, restricted cash, and short-term investments for the periods presented consist of the following (in thousands):

	As of
	September 30, 2025	December 31, 2024
Cash	$11,109	$20,135
Restricted cash	57	—
Money market funds	16,989	16,386
US treasury bills	41,666	7,263
Government-sponsored enterprise securities	18,651	23,177
Corporate bonds and commercial paper	48,728	10,360
	$137,200	$77,321
Reported as:
Cash and cash equivalents	$48,534	$56,746
Short-term investments	88,609	20,575
Restricted cash reported within other assets	57	—
	$137,200	$77,321

Cash equivalents and short-term investments include the following securities with gross unrealized gains and losses (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
As of September 30, 2025	Cost	Gains	Losses	Fair Value
US treasury bills	$41,607	$61	$(2)	$41,666
Government-sponsored enterprise securities	18,626	26	(1)	18,651
Corporate bonds and commercial paper	48,716	20	(8)	48,728
Total	$108,949	$107	$(11)	$109,045

		Gross	Gross
	Amortized	Unrealized	Unrealized
As of December 31, 2024	Cost	Gains	Losses	Fair Value
US treasury bills	$7,260	$3	$—	$7,263
Government-sponsored enterprise securities	23,174	3	—	23,177
Corporate bonds and commercial paper	10,356	4	—	10,360
Total	$40,790	$10	$—	$40,800

As of September 30, 2025 and December 31, 2024, our cash equivalents and short-term investments had a weighted-average time to maturity of approximately 259 days and 69 days, respectively. Our short-term investments are classified as available-for-sale securities. Accordingly, we have classified these securities as short-term investments on our condensed balance sheets as they are available for use in the current operations. As of September 30, 2025, a total of 26 individual securities had been in an unrealized loss position for 12 months or less, and the losses were determined to be temporary. We regularly review the securities in an unrealized loss position and evaluate the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. We have not recognized any credit losses as of September 30, 2025 and December 31, 2024.

The following table shows the fair value and gross unrealized losses of our investments in individual securities that are in an unrealized loss position, aggregated by investment category (in thousands):

As of September 30, 2025	Fair Value	Gross Unrealized Losses
US treasury bills	$5,530	$(2)
Government-sponsored enterprise securities	4,228	(1)
Corporate bonds and commercial paper	26,655	(8)
Total	$36,413	$(11)

9.	Fair Value

The table below summarizes the fair value of our cash equivalents and short-term investments measured at fair value on a recurring basis, and are categorized based upon the lowest level of significant input to the valuations (in thousands):

	Assets at Fair Value as of September 30, 2025
	Level 1	Level 2	Level 3	Total
Money market funds	$16,989	$—	$—	$16,989
US treasury bills	—	41,666	—	41,666
Government-sponsored enterprise securities	—	18,651	—	18,651
Corporate bonds and commercial paper	—	48,728	—	48,728
Total	$16,989	$109,045	$—	$126,034

	Assets at Fair Value as of December 31, 2024
	Level 1	Level 2	Level 3	Total
Money market funds	$16,386	$—	$—	$16,386
US treasury bills	—	7,263	—	7,263
Government-sponsored enterprise securities	—	23,177	—	23,177
Corporate bonds and commercial paper	—	10,360	—	10,360
Total	$16,386	$40,800	$—	$57,186

10.Debt

The following table summarizes loans payable, net (in thousands):

	As of
	September 30, 2025	December 31, 2024
Principal outstanding	$60,000	$60,000
Unamortized debt issuance costs	(270)	(320)
Principal outstanding, net of unamortized debt issuance costs	$59,730	$59,680

Reported as:
Loans payable, net, current portion	$29,761	$7,272
Long-term portion of loans payable, net	29,969	52,408
	$59,730	$59,680

The outstanding loans payable as of the periods presented was related to our Credit and Security Agreement (Credit Agreement) with MidCap Financial Trust (MidCap) entered into on September 27, 2019 (Closing Date) and amended on March 29, 2021 (First Amendment), February 11, 2022 (Second Amendment), July 27, 2022 (Third Amendment), and on April 11, 2024 (Fourth Amendment). The Credit Agreement provides for a $60.0 million term loan credit facility, which was fully funded as of September 30, 2025 and December 31, 2024.

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

Interest expense, including amortization of the debt discount and accretion of the final fees related to the Credit Agreement for the three months ended September 30, 2025 and 2024 was $1.9 million and $2.1 million, respectively, and for the nine months ended September 30, 2025 and 2024 was $5.6 million and $6.0 million, respectively. Accrued interest of $2.6 million was included within other accrued liabilities in the condensed balance sheet as of September 30, 2025.

The following table presents the future minimum principal payments of the outstanding loan as of September 30, 2025 (in thousands):

Remainder of 2025	$7,500
2026	30,000
2027	22,500
Principal amount (Tranches 1, 2, 3 and 4)	$60,000

The amended Credit Agreement contains certain covenants which, among others, require us to deliver financial reports at designated times of the year and maintain minimum unrestricted cash and trailing net revenues. As of September 30, 2025, we were not in violation of any covenants.

11.Commitments and Contingencies

Operating Leases

Our current headquarters located in South San Francisco, California was previously subleased from Atara Biotherapeutics, Inc. (Atara) pursuant to a sublease agreement entered in October 2022, which lease term commenced in November 2022 and expired in May 2025. In February 2025, we entered into a lease agreement with 611 Gateway Center LP (611 Gateway) to lease the same office space, which lease term commenced following the expiration of the sublease with Atara and will expire in July 2027. Following our lease agreement with 611 Gateway, in accordance with ASC 842, Leases, at lease measurement date, we recognized operating lease right-of-use asset and lease liabilities of approximately $1.2 million, which amount represents the present value of the future minimum lease payments over the term of the lease measured using our incremental borrowing rate.

The components of our operating lease expense were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Fixed operating lease expense	$160	$166	$475	$498
Variable operating lease expense	14	28	49	84
Total operating lease expense	$174	$194	$524	$582

Cash payments included in the measurement of operating lease liabilities for the three months ended September 30, 2025 and 2024 was $0.1 million and $0.2 million, respectively, and for the nine months ended September 30, 2025 and 2024 was $0.4 million and $0.6 million, respectively.

The weighted average remaining term of our leases as of September 30, 2025 was 1.83 years. The following table presents the future lease payments as of September 30, 2025 (in thousands):

Remainder of 2025	$170
2026	692
2027	409
Total minimum payments required	$1,271

Purchase Commitments and Obligations

In the ordinary course of business, we enter into agreements with contract manufacturers to manufacture our inventory products. Although the agreements generally provide a termination clause with or without cause, we may still be subjected to payment of cancellation fees. The level of cancellation fees is generally dependent on the timing of the written notice in relation to the commencement of work, with the maximum cancellation fees equal to the full price of the work order. In October 2024, we entered into an agreement with a third-party contract manufacturer to manufacture TAVALISSE that is expected to be delivered starting in 2026 through 2029. As of September 30, 2025, the contractual obligation not included in our financial statements related to an agreement that may potentially be subjected to cancellation fees of approximately $22.6 million, of which, $3.0 million is expected to be due in the remainder of 2025, and $10.5 million is expected to be due in 2026 and 2027. As of September 30, 2025, we have not incurred any cancellation fees under our agreements with contract manufacturers.

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

12.Income Taxes

The quarterly provision for or benefit from income taxes is based on applying the estimated annual effective tax rate to the year-to-date pre-tax income, adjusted for any discrete items. We update our estimate of our annual effective tax rate at the end of each quarterly period.

The benefit from or provision for income taxes for the three and nine months ended September 30, 2025 was primarily related to estimated state income taxes. We do not expect to owe federal income tax due to sufficient net operating loss carryforwards, as well as significant research and development credit carryforwards. For the three and nine months ended September 30, 2024, we did not record a provision for income taxes based on the forecasted pre-tax book loss.

In July 2025, the One Big Beautiful Bill Act (OBBBA), formally titled “An Act to provide for reconciliation pursuant to title II of H. Con. Res. 14.” was signed into law. The OBBBA introduces a wide range of provisions affecting business entities, including the establishment of certain permanent business tax measures. Key provisions include a permanent and immediate deduction for domestic research and development expenditures, the restoration and permanent extension of 100% expensing for qualified equipment purchases, and restores the ability to add back depreciation and amortization expense when determining the limitation on interest deductions. In accordance with ASC 740, Income Taxes, the effects of changes in tax laws are recognized in the period of enactment. Accordingly, we accounted for the estimated impact of the OBBBA in our current period tax provision. The enactment of the OBBBA did not have a material impact on our condensed financial statements for the three and nine months ended September 30, 2025.

As of September 30, 2025, we continue to record a full valuation allowance on our deferred tax assets. The realization of deferred tax assets is dependent upon demonstrating sufficient positive evidence to conclude that it is more-likely-than-not that our deferred tax assets will be realized. This assessment requires significant judgment. In making this determination, all available evidence, both positive and negative, is considered to determine whether, based on the weight of that evidence, a valuation allowance for deferred tax assets is needed. If sufficient positive evidence becomes available to allow us to reach a conclusion that a portion of the valuation allowance against the deferred tax assets may be reversed, the reversal would result in an income tax benefit for the quarterly and annual fiscal period in which we determine to release such valuation allowance.

13.Segment Information

We view our operations and manage our business as one operating segment, and our chief operating decision maker (CODM) is our chief executive officer. The following table presents segment information for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in thousands)		(in thousands)
Total Revenues	$69,462	$55,307	$224,480	$121,682
Less:
Employee related expenses	18,547	16,104	56,666	52,552
Commercial related expenses	6,303	6,768	18,915	19,002
Outside clinical trial related expenses	3,759	3,303	11,362	8,183
Cost of product sales	4,753	8,026	13,666	12,859
Consultants and third-party services	4,133	3,476	10,751	11,851
Other segment items	3,547	3,574	10,824	9,698
Interest expense, net	800	1,635	3,183	4,393
(Benefit from) provision for income taxes	(280)	—	154	—
Segment income	$27,900	$12,421	$98,959	$3,144

There is no reconciling items or adjustments between segment income presented above and net income as presented in our statements of operations. The CODM does not review assets in evaluating the segment results and therefore such information is not presented.

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

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our financial statements and the accompanying notes included in this report and the audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 4, 2025. Our financial results for the three and nine months ended September 30, 2025 are not necessarily indicative of results that may occur in future interim periods or for the full fiscal year.

This Quarterly Report on Form 10-Q contains statements indicating expectations about future performance and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), and the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. We usually use words such as “may,” “will,” “would,” “should,” “could,” “expect,” “plan,” “anticipate,” “might,” “believe,” “estimate,” “predict,” “intend,” or the negative of these terms or similar expressions to identify these forward-looking statements. These statements appear throughout this Quarterly Report on Form 10-Q and are statements regarding our current expectations, beliefs or intent, primarily with respect to our operations and related industry developments. Examples of these statements include, but are not limited to: our business and scientific strategies; risks and uncertainties associated with the commercialization, distribution and marketing of our products in the US and outside the US; risks that the FDA, EMA, the Medicines and Health Products Regulatory Agency (MHRA) or other regulatory authorities may make adverse decisions regarding our products; the impact of the US federal government shutdown; the progress of our and our collaborators’ product development programs, including clinical testing, and the timing of results thereof; our corporate collaborations and revenues that may be received from our collaborations and the timing of those potential payments; our expectations with respect to obligations to entities party to commercial or licensing agreements with us and the timing of those obligations; our expectations with respect to timing of recognizing product sales; our expectations with respect to regulatory submissions and approvals; our drug discovery technologies; our research and development expense; protection of our intellectual property and our intention to vigorously enforce our intellectual property rights; the availability and sufficiency of our cash and capital resources and the need for additional capital; our ability to successfully identify and acquire or in-license products or companies; our operations and legal risks; and the effectiveness of our cybersecurity risk management process. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including as a result of the risks and uncertainties discussed under the heading “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q. Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as required by applicable law. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

We continue to advance the development of R289, our dual IRAK1/4 inhibitor program, in an open-label, Phase 1b study to determine the safety, tolerability and preliminary efficacy of the drug in patients with lower-risk MDS who are relapsed, refractory or resistant to prior therapies.

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

Business Updates

TAVALISSE IN ITP

For the nine months ended September 30, 2025, net product sales of TAVALISSE were $113.3 million, increased by $39.5 million or 54% compared to $73.8 million net product sales in the same period in 2024. The increase was primarily due to increased quantities sold and higher price per bottle, and partly due to benefit from lower revenue reserves.

REZLIDHIA in R/R AML with mIDH1

For the nine months ended September 30, 2025, net product sales of REZLIDHIA were $21.4 million, increased by $5.9 million or 38% compared to $15.6 million net product sales in the same period in 2024. The increase was primarily due to increased quantities sold and higher price per bottle, partially offset by higher revenue reserves.

GAVRETO in metastatic RET fusion-positive NSCLC and advanced thyroid cancers

We began our commercialization and started recognizing revenue from product sales of GAVRETO in late June 2024. For the nine months ended September 30, 2025, net product sales of GAVRETO were $31.9 million, compared to $9.0 million in the same period in 2024. We expect to continue to leverage our existing commercial infrastructure to ensure current and newly prescribed GAVRETO patients have continued access to this important treatment option.

R289, an Oral IRAK1/4 Inhibitor for Lower-Risk MDS

We advanced the development of our dual IRAK1/4 inhibitor program, following evaluation of single and multiple ascending doses of R289 in healthy subjects. The ongoing Phase 1b open-label, multicenter study evaluates the safety, tolerability and preliminary efficacy of R289 in patients with R/R lower-risk MDS. This Phase 1b study is expected to enroll approximately 86 patients (up to 36 patients in the dose escalation phase, up to 40 patients in the dose expansion phase, and 10 less heavily pre-treated patients in an exploratory cohort). Enrollment in the dose escalation part of the study was completed in July 2025. In October 2025, we announced that the first patient was enrolled in the dose expansion part of the study, in which patients will be randomized to receive either 500 mg once daily or 500 mg twice daily, with the goal to determine the recommended phase 2 dose for future clinical studies. The primary objective of the study is safety, with secondary and exploratory objectives to assess preliminary efficacy and characterize the pharmacokinetic and pharmacodynamic profile of R289.

In December 2024, initial data from the dose escalation part of the Phase 1b study was presented at the 66th American Society of Hematology (ASH) Annual Meeting and Exposition. In summary, R289 was generally well tolerated with preliminary signs of efficacy in a heavily pretreated lower-risk MDS patient population, the majority of whom were high transfusion burden (HTB) at baseline. Red blood cell (RBC)-transfusion independence (RBC-TI) ≥8 weeks was achieved by three patients (1 at 500 mg once daily and 2 at 750 mg once daily); two HTB patients achieved RBC-TI >24 weeks. The median duration of RBC-TI was 29 weeks (range 12.7-51.9 weeks). The three patients that achieved RBC-TI had peak hemoglobin increases exceeding 2.0 g/dL compared to baseline. We also reported that one HTB patient receiving 500 mg once daily achieved a minor hematologic improvement-erythroid (HI-E) response, with a 64% reduction in RBC transfusions compared to baseline; however, in the July 15, 2025 data cut, we determined that this patient had received blood transfusions that were not captured in the database at the time of the initial data analysis. Accordingly, this patient was subsequently determined to be a non-responder. As the study is ongoing, interim results represent information at the time of the data cut, and final study results will be available after the database lock at the end of the study.

On November 3, 2025, we announced that we will present updated data from the dose escalation phase of our ongoing Phase 1b study evaluating R289 in patients with R/R lower-risk MDS, in an oral presentation at the upcoming 67th ASH Annual Meeting and Exposition to be held December 6-9, 2025, in Orlando, Florida, and virtually. R289 continues to be generally well tolerated and demonstrate preliminary signs of efficacy in doses equal to or above 500 mg daily. As of the July 15, 2025 data cutoff, 33 patients were enrolled in the dose escalation part of the study. Patients had a median age of 75 with a median of 3 prior therapies and 61% were high transfusion burden at baseline. Patients received R289 at doses ranging from 250 mg once daily to 500 mg twice daily. For the 500 mg twice daily dose group, five patients were not yet evaluable (<16 weeks follow up) for determination of hematologic responses and one patient withdrew consent. The most frequent treatment emergent adverse events (≥20%) were diarrhea (28.1%), constipation/fatigue (25% each), and creatinine/alanine aminotransferase (ALT) increased (21.9% each), the majority being Grade 1/2. 1 dose limiting toxicity (DLT) (Grade 4 aspartate aminotransferase (AST) increase/Grade 3 ALT increase) was reported in the 750 mg dose group. For evaluable transfusion dependent patients (≥16 weeks follow up) receiving doses of at least 500 mg once daily and higher, 4/13 patients (31%) achieved durable RBC-TI for > 8 weeks (500 mg once daily [1/3], 750 mg once daily [2/5], 500/250 mg once daily [1/5]). Duration of RBC-TI was >16 weeks in 3 patients, >24 weeks in 2 patients, and >12 months in 1 patient. The median time to onset of RBC-TI was 2.2 months, and the median duration of RBC-TI was 24.3 weeks. All responding patients had R835 plasma concentrations similar to those at which ≥50% LPS-induced inhibition of cytokine release was observed in healthy volunteers, indicating a potential threshold for dose response (≥500 mg once daily). Updated data as of a October 28, 2025 data cutoff will be presented during the oral presentation.

The FDA granted R289 Orphan Drug designation for the treatment of myelodysplastic syndromes in January 2025 and Fast Track designation for the treatment of previously-treated transfusion dependent lower-risk myelodysplastic syndrome in November 2024.

Olutasidenib in AML, Other Hematologic Cancers and HGG

In December 2023, we entered into a Strategic Collaboration Agreement with MDACC, a comprehensive cancer research, treatment, and prevention center. The collaboration will expand our evaluation of olutasidenib in AML and other hematologic cancers with IDH1 mutations. Under the Strategic Collaboration Agreement, we will jointly lead the clinical development efforts with MDACC to evaluate the potential of olutasidenib to treat newly diagnosed and R/R patients with AML, higher-risk MDS, and advanced myeloproliferative neoplasms, in combination with other agents. The collaboration will also support the evaluation of olutasidenib as monotherapy in patients with IDH1 mutated clonal cytopenia of undetermined significance (CCUS) and lower-risk MDS, as well as maintenance therapy following hematopoietic stem cell transplant. Further, this collaboration will also support the evaluation of olutasidenib in combination with co-targeted therapies in patients with R/R IDH1-mutated myeloid malignancies harboring activated signaling pathway mutations. There are five studies open for enrollment associated with the multi-year strategic development alliance. Under the Strategic Collaboration Agreement, we will provide MDACC the study materials and $15.0 million in time-based milestone payments as compensation for services to be provided for the studies, over the five-year collaboration term, unless terminated earlier as provided for in the agreement. Through September 30, 2025, we provided $5.3 million funding to MDACC.

In January 2024, we announced our collaboration with CONNECT, an international collaborative network of pediatric cancer centers, to conduct a Phase 2 clinical trial to evaluate olutasidenib in combination with temozolomide in patients with HGG harboring an IDH1 mutation. Under the collaboration, CONNECT will include the olutasidenib treatment arm within CONNECT’s TarGet study, a molecularly guided Phase 2 umbrella clinical trial for HGG. In our sponsored arm, TarGet-D, adolescents and young adult patients (ages 12 to 39 years old) with newly-diagnosed IDH1-mutation positive HGG will receive maintenance therapy with olutasidenib in combination with temozolomide for the first year after radiotherapy, followed by olutasidenib monotherapy for the second year. Under the collaboration, we will provide CONNECT with funding up to $3.0 million and study material over the four-year collaboration. The first patient was enrolled in the Phase 2 TarGet-D study in October 2025.

Incrementally, we plan to expand the evaluation of olutasidenib through additional strategic collaborations and potential Rigel-led studies, complementing our existing partnerships with MDACC and CONNECT.

 Global Strategic Partnership with Lilly

Lilly is continuing to advance ocadusertib (previously R552), an investigational, potent and selective RIPK1 inhibitor. Enrollment in Lilly’s Phase 2a clinical trial studying ocadusertib in adult patients with moderately to severely active rheumatoid arthritis is ongoing, with a preliminary analysis of results made available in April 2025. RIPK1 is implicated in a broad range of key inflammatory cellular processes and plays a key role in tumor necrosis factor signaling, especially in the induction of pro-inflammatory necroptosis. On October 1, 2025, we received a notice from Lilly of its intent to terminate the CNS disease program under the Lilly Agreement, which will become effective sixty (60) days following notification.

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

The FDA recently approved the product WAYRILZTM (Sanofi SA) for the treatment of adults with persistent or chronic ITP. Other products in the US that are approved by the FDA to increase platelet production through binding to TPO receptors on megakaryocyte precursors include PROMACTA® (Novartis International AG), Nplate® (Amgen, Inc.),

DOPTELET® (Swedish Orphan Biovitrum AB) and ALVAIZTM (Teva Pharmaceutical Industries Ltd.). In the longer term, we may eventually face competition from potential manufacturers of generic versions of our marketed products, including the proposed generic version of TAVALISSE, if approved and allowed to enter the market, it could result in significant decreases in the revenue derived from sale of TAVALISSE and thereby materially harm our business and financial condition.

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

We have an exclusive license and supply agreement with Kissei to develop and commercialize fostamatinib in all current and potential indications in Japan, China, Taiwan and Korea. Kissei is a Japan-based pharmaceutical company addressing patients’ unmet medical needs through its research, development and commercialization efforts, as well as through collaborations with partners. Japan has the third highest prevalence of chronic ITP in the world behind the US and Europe. Kissei was granted orphan drug designation from the Japanese Ministry of Health, Labor and Welfare for R788 (fostamatinib) in chronic ITP in February 2020. In December 2022, Japan’s Pharmaceuticals and Medical Devices Agency (PMDA) approved TAVALISSE for the treatment of persistent and chronic ITP, and in April 2023, Kissei launched TAVALISSE in Japan. In January 2025, Kissei announced the Korean Ministry of Food and Drug Safety approved TAVALISSE for the treatment of thrombocytopenia in adult patients with chronic ITP who have had an insufficient response to a previous treatment. In July 2025, Kissei announced that its licensing partner, JW Pharmaceutical Corporation, commercially launched TAVALISSE in Korea.

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

We have a commercial license agreement with Knight to exclusively commercialize fostamatinib for approved indications in Latin America, consisting of Mexico, Central and South America, and the Caribbean. We are also responsible for the exclusive manufacture and supply of fostamatinib for all future development and commercialization activities under a commercial and supply agreement. In August 2023, Knight submitted the MAA for regulatory approval in Mexico, Colombia and Brazil for fostamatinib for the treatment of adult patients with ITP who had insufficient response to a previous treatment. In December 2024, Knight announced the approval of TAVALISSE in Mexico for the treatment of thrombocytopenia in adult patients with chronic ITP who have had an insufficient response to a previous treatment. In September 2025, Knight received a rejection from Brazilian Health Regulatory Agency (ANVISA) regarding its marketing authorization application for fostamatinib. Knight filed an appeal which may take up to fourteen months.

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

In October 2025, we announced the publication of the final five-year data for REZLIDHIA in patients with R/R MIDH1 AML in the Journal of Hematology and Oncology. The publication reports the final follow-up analysis of the registrational Phase 2 trial, with an additional two years of efficacy and safety data. These five-year data further support the durable responses and manageable safety profile observed with olutasidenib in patients with R/R mIDH1 AML, including those R/R to prior venetoclax. The safety profile remained consistent with what was previously reported, with no new safety signals identified.

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

Clinical Stage Programs

R289, an Oral IRAK1/4 Inhibitor for Hematology-Oncology, Autoimmune, and Inflammatory Diseases

During the second quarter of 2018, we selected R835, a proprietary molecule from our dual IRAK1/4 inhibitor program, for human clinical trials. This investigational candidate is an orally administered, potent and selective inhibitor of IRAK1 and IRAK4 that blocks inflammatory cytokine production in response to toll-like receptor (TLR) and the interleukin-1 receptor (IL-1R) family signaling. TLRs and IL-1Rs play a critical role in the innate immune response and dysregulation of these pathways can lead to a variety of inflammatory conditions. R835 prevents cytokine release in response to TLR and IL-1R activation in vitro, and is active in multiple rodent models of inflammatory disease including psoriasis, arthritis, lupus, multiple sclerosis and gout. Preclinical studies show that R835 inhibits both the IRAK1 and IRAK4 signaling pathways, which play a key role in inflammation and immune responses to tissue damage. Dual inhibition of IRAK1 and IRAK4 allows for more complete suppression of pro-inflammatory cytokine release than inhibition of either one individually.

In October 2019, we announced results from a Phase 1 randomized, placebo-controlled, double-blind clinical study evaluating the safety, tolerability, pharmacokinetics (PK) and pharmacodynamics of R835 in 91 healthy adult subjects. The Phase 1 study showed that R835 had a favorable safety, tolerability and PK profile and established proof-

of-mechanism by demonstrating the inhibition of inflammatory cytokine production in response to a lipopolysaccharide (LPS) challenge.

We advanced the development of our IRAK1/4 inhibitor program, following evaluation of single and multiple ascending doses of R289, a new pro-drug formulation of R835, in healthy subjects. In January 2022, we initiated a Phase 1b open-label, multicenter study to evaluate the safety, tolerability and preliminary efficacy of R289 in patients with R/R lower-risk MDS. In December 2022, we announced the dosing of the first patient. This Phase 1b study is expected to enroll approximately 86 patients (up to 36 patients in the dose escalation phase, up to 40 patients in the dose expansion phase, and 10 less heavily pre-treated lower-risk-MDS patients in an exploratory cohort). Enrollment in the dose escalation part of the study was completed in July 2025. In October 2025, we announced that the first patient was enrolled in the dose expansion part of the study, in which patients will be randomized to receive either 500 mg once daily or 500 mg twice daily, with the goal to determine the recommended phase 2 dose for future clinical studies. The primary objective of the study is safety, with secondary and exploratory objectives to assess preliminary efficacy and characterize the pharmacokinetic and pharmacodynamic profile of R289.

In December 2024, initial data from the dose escalation part of the Phase 1b study was presented at the 66th ASH Annual Meeting and Exposition. In summary, R289 was generally well tolerated with preliminary signs of efficacy in this heavily pretreated lower-risk MDS patient population, the majority of whom were HTB at baseline. RBC-TI ≥8 weeks was achieved by three patients (1 at 500 mg once daily and 2 at 750 mg once daily); two HTB patients achieved RBC-TI >24 weeks. The median duration of RBC-TI was 29 weeks (range 12.7-51.9 weeks). The three patients that achieved RBC-TI had peak hemoglobin increases exceeding 2.0 g/dL compared to baseline. We also reported that one HTB patient receiving 500 mg once daily achieved a minor HI-E response, with a 64% reduction in RBC transfusions compared to baseline; however, in the July 15, 2025 data cut, we determined that this patient had received blood transfusions that were not captured in the database at the time of the initial data analysis. Accordingly, this patient was subsequently determined to be a non-responder. As the study is ongoing, interim results represent information at the time of the data cut, and final study results will be available after the database lock at the end of the study.

On November 3, 2025, we announced that we will present updated data from the dose escalation phase of our ongoing Phase 1b study evaluating R289 in patients with R/R lower-risk MDS, in an oral presentation at the upcoming 67th ASH Annual Meeting and Exposition to be held December 6-9, 2025, in Orlando, Florida, and virtually. R289 continues to be generally well tolerated and demonstrate preliminary signs of efficacy in doses equal to or above 500 mg daily. As of the July 15, 2025 data cutoff, 33 patients were enrolled in the dose escalation part of the study. Patients had a median age of 75 with a median of 3 prior therapies and 61% were high transfusion burden at baseline. Patients received R289 at doses ranging from 250 mg once daily to 500 mg twice daily. For the 500 mg twice daily dose group, five patients were not yet evaluable (<16 weeks follow up) for determination of hematologic responses and one patient withdrew consent. The most frequent treatment emergent adverse events (≥20%) were diarrhea (28.1%), constipation/fatigue (25% each), and creatinine/ALT increased (21.9% each), the majority being Grade 1/2. 1 DLT (Grade 4 AST increase/Grade 3 ALT increase) was reported in the 750 mg dose group. For evaluable transfusion dependent patients (≥16 weeks follow up) receiving doses of at least 500 mg once daily and higher, 4/13 patients (31%) achieved durable RBC-TI for > 8 weeks (500 mg once daily [1/3], 750 mg once daily [2/5], 500/250 mg once daily [1/5]). Duration of RBC-TI was >16 weeks in 3 patients, >24 weeks in 2 patients, and >12 months in 1 patient. The median time to onset of RBC-TI was 2.2 months, and the median duration of RBC-TI was 24.3 weeks. All responding patients had R835 plasma concentrations similar to those at which ≥50% LPS-induced inhibition of cytokine release was observed in healthy volunteers, indicating a potential threshold for dose response (≥500 mg once daily). Updated data as of a October 28, 2025 data cutoff will be presented during the oral presentation.

R289 was granted Fast Track designation by the FDA for the treatment of patients with previously-treated transfusion dependent lower-risk MDS in November 2024. In January 2025, the FDA granted R289 orphan drug designation for the treatment of myelodysplastic syndromes.

Olutasidenib for mIDH1 AML, Other Hematologic Cancers and HGG

We have a strategic collaboration agreement with MDACC to expand our evaluation of olutasidenib in AML and other hematologic cancers with IDH1 mutations. Under such collaboration agreement, we will jointly lead the clinical development efforts with MDACC to evaluate the potential of olutasidenib to treat newly diagnosed and R/R patients with AML, higher-risk MDS, and advanced myeloproliferative neoplasms, in combination with other agents. The collaboration will also support the evaluation of olutasidenib as monotherapy in patients with IDH1 mutated CCUS and lower-risk MDS, as well as maintenance therapy following hematopoietic stem cell transplant. The five studies outlined in the multi-year strategic development alliance are open for enrollment. The five studies include, (i) a Phase 1b/2 triplet therapy trial of decitabine and venetoclax in combination with olutasidenib in patients with mIDH1 AML. The Phase 1b part of the trial seeks to determine the safety and tolerability and recommended Phase 2 dose of decitabine and venetoclax in combination with olutasidenib. The primary objective of the Phase 2 part of the trial is to determine the complete remission rate in both newly diagnosed and R/R patients; (ii) a Phase 2 study in patients with IDH1-mutated CCUS, lower-risk MDS and chronic myelomonocytic leukemia (CMML); (iii) a Phase 1/2 study of olutasidenib maintenance therapy following an allogeneic stem cell transplant for patients with IDH1-mutated myeloid malignancies; (iv) a Phase 2 study of olutasidenib in combination with hypomethylating agents (HMA) in patients with mIDH1 higher-risk myelodysplastic syndrome (HR-MDS)/ CMML or advanced myeloproliferative neoplasms; and (v) a Phase 2 multi-arm, multi-center, open-label, non-randomized clinical study will evaluate olutasidenib in combination with co-targeted therapies in patients with R/R IDH1-mutated myeloid malignancies harboring activated signaling pathway mutations The primary objectives of the study are to evaluate safety and the composite complete remission rate.

We also have a collaboration with CONNECT to conduct a Phase 2 clinical trial to evaluate olutasidenib in combination with temozolomide in patients with HGG harboring an IDH1 mutation. Under the collaboration, CONNECT will include the olutasidenib treatment arm within CONNECT’s TarGet study, a molecularly guided Phase 2 umbrella clinical trial for HGG. In our sponsored arm, TarGet-D, adolescents and young adult patients (<39 years old) with newly-diagnosed IDH1-mutation positive HGG will receive maintenance therapy with olutasidenib in combination with temozolomide for the first year after radiotherapy, followed by olutasidenib monotherapy for the second year. The The first patient was enrolled in the Phase 2 TarGet-D study in October 2025.

Partnered Clinical Programs

Ocadusertib – Lilly

Lilly is continuing to advance ocadusertib (previously R552) and has initiated the Phase 2 trial studying ocadusertib in adult patients with moderately to severely active rheumatoid arthritis. Enrollment in Lilly’s Phase 2a clinical trial studying ocadusertib in adult patients with moderately to severely active rheumatoid arthritis is ongoing, with a preliminary analysis of results made available in April 2025. RIPK1 is implicated in a broad range of key inflammatory cellular processes and plays a key role in tumor necrosis factor signaling, especially in the induction of pro-inflammatory necroptosis. On October 1, 2025, we received a notice from Lilly of its intent to terminate the CNS disease program under the Lilly Agreement, which will become effective sixty (60) days following notification.

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

Research, Preclinical and Clinical Development Programs

We maintain expertise in drug development to leverage our existing proprietary collection of inhibitors, small-molecule compound libraries and large database of associated phenotypic and biochemical assay results of therapeutic interest. We also maintain leading expertise on specific areas of operation such as inhibition of SYK, IRAK1/4 and RIPK1 kinases and mIDH1 to assist clinical development and commercial affairs, as well as to expand and explore additional opportunities for such inhibitors in the clinical space. Our preclinical operations involve collaborations with clinical research organizations, leading investigators from universities and research organizations around the world, and strategic collaborations with other pharmaceutical companies.

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

We also have strategic development collaborations with MDACC and CONNECT to conduct evaluation of olutasidenib in AML, other hematologic cancers and glioma. Incrementally, we plan to expand the evaluation of olutasidenib through additional strategic collaborations and potential Rigel-led studies, complementing our existing partnerships with MDACC and CONNECT.

Commercialization and Sponsored Research and License Agreements

See “Note 4 – Sponsored Research and License Agreements” and “Note 5 – In-licensing and Acquisition” to our “Notes to Condensed Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for related discussions.

Results of Operations

Revenues

	Three Months Ended September 30,		Aggregate	Nine Months Ended September 30,		Aggregate
	2025	2024	Change	2025	2024	Change

	(in thousands)
Product sales, net	$64,067	$38,927	$25,140	$166,565	$98,380	$68,185
Contract revenues from collaborations	5,395	16,380	(10,985)	57,915	23,302	34,613
Total revenues	$69,462	$55,307	$14,155	$224,480	$121,682	$102,798

The following table summarizes the percentages of revenues from each of our customers who individually accounted for 10% or more of the total net product sales and revenues from collaborations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
McKesson Corporation	48%	43%	39%	44%
Cencora, Inc.	23%	19%	17%	20%
Optime Care, Inc.	11%	*	*	*
Cardinal Health, Inc.	10%	*	*	15%
Lilly	—	—	18%	—
Kissei	*	23%	*	14%

*Denotes less than 10%

Revenue from product sales is related to our sale of our products in the US, net of chargebacks, discounts and fees, government and other rebates and returns. Typically, our first quarter net sales are impacted by the first quarter reimbursement issues such as the resetting of co-pays and the Medicare donut hole.

TAVALISSE net product sales for the three and nine months ended September 30, 2025 were $44.7 million and $113.3 million, respectively, increased by 70% and 54%, respectively, compared to $26.3 million and $73.8 million for the three and nine months ended September 30, 2024, respectively. The increase was primarily due to increased quantities sold and higher price per bottle, and partly due to benefit from lower revenue reserves. REZLIDHIA net product sales for the three and nine months ended September 30, 2025 were $8.3 million and $21.4 million, respectively, increased by 50% and 38%, respectively, compared to $5.5 million and $15.6 million for the three and nine months ended September 30, 2024, respectively. The increase was primarily due to increased quantities sold and higher price per bottle, partially offset by higher revenue reserves. GAVRETO net product sales for the three and nine months ended September 30, 2025 were $11.0 million and $31.9 million, respectively, compared to $7.1 million and $9.0 million for the three and nine months ended September 30, 2024, respectively. We started recognizing GAVRETO net product sales following the commercialization in late June 2024. The increase in GAVRETO net product sales for the three months ended September 30, 2025 compared to the same period in 2024 was primarily due to increased quantities sold, and partly due to higher price per bottle.

Contract revenues from collaborations for the three and nine months ended September 30, 2025 comprised primarily of revenue from Grifols of $3.1 million and $9.9 million, respectively, related to earned royalty and delivery of drug supply; revenue from Kissei of $1.8 million and $6.9 million, respectively, related to delivery of drug supply and a milestone payment in the first quarter of 2025; and revenue from Medison of $0.2 million and $0.8 million, respectively, related to earned royalty and delivery of drug supply. In addition, contract revenues from collaborations for the nine months ended September 30, 2025 include a $40.0 million non-cash revenue related to the release of cost share liability from our collaboration with Lilly. Contract revenues from collaborations in the three and nine months ended September 30, 2024 comprised primarily of revenue from Kissei of $13.0 million and $17.5 million, respectively, related to an upfront fee from sublicensing olutasidenib and delivery of drug supplies; revenue from Grifols of $3.3 million and $5.5 million, respectively, related to earned royalty and delivery of drug supply; and revenue from Medison of $0.1 million and $0.2 million, respectively, related to earned royalty and delivery of drug supply.

We expect that our future revenues to include product sales of our existing commercial products and product sales from new commercial products we may have in the future. Our net product sales may be impacted by the demand from our customers, changes to government and private payor rebate programs, chargeback and discount programs, co-payment assistance programs, and any other rebate and discount programs we may enter in the future. In addition, our future revenues may include payments from our existing and new collaboration partners and government grants. As of September 30, 2025, we had $1.4 million of deferred revenue relating to our collaboration agreement with Kissei which we will recognize as revenue upon satisfaction of our remaining performance obligations.

Cost of Product Sales

	Three Months Ended September 30,		Aggregate	Nine Months Ended September 30,		Aggregate
	2025	2024	Change	2025	2024	Change

	(in thousands)
Cost of product sales	$4,753	$8,026	$(3,273)	$13,666	$12,858	$808

The cost of product sales includes the cost of inventories sold to our customers and to our collaborative partners. Certain inventories sold for the periods presented include inventory quantities acquired or produced prior to the FDA approval of the product, and do not reflect the full cost of the inventories sold, since such costs incurred prior to FDA approval were previously expensed and charged to research and development expense. Specifically, we have been utilizing zero-cost API for TAVALISSE, with remaining inventories expected to be consumed within the next 12 months. As such, we recognize lower cost of product sales in the periods where we sell inventory quantities acquired or produced prior to the FDA approval of the product. As we acquire or produce more FDA approved inventory quantities, our inventory cost in the balance sheet and cost of product sales will reflect the full cost of acquiring or producing such products. We rely and will continue to rely on certain third parties, including those located outside the US to manufacture our products. The imposition or threat of imposition of trade policies, tariffs (including retaliatory tariffs), taxes and other cross-border operations could result in higher cost of product sales. Cost of product sales may also include reserves for potential excess, dated or obsolete inventories, estimated based upon assumptions about future demand and market conditions as well as product shelf lives. Cost of product sales also includes amortization of intangible assets and royalties.

The decrease in cost of product sales for the three months ended September 30, 2025, compared to the same period in 2024, was primarily driven by a $2.1 million decrease in product costs due to the timing of drug supply deliveries to our collaboration partners, partially offset by higher product costs resulting from increased product sales. Additionally, royalties decreased by $1.1 million due to a sublicensing revenue fee recognized in the third quarter of 2024 related to the sublicensing of olutasidenib to Kissei, partially offset by increased royalties from higher sublicensed product sales.

The increase in cost of product sales for the nine months ended September 30, 2025, compared to the same period in 2024, was primarily driven by $1.1 million in higher royalties resulting from increased sublicensed product sales, partially offset by a sublicensing revenue fee recognized in the third quarter of 2024 related to the sublicensing of olutasidenib to Kissei. Additionally, amortization expense increased by $0.2 million. These increases were partially offset by decreased product costs of $0.5 million primarily due to the timing of drug supply deliveries to collaboration partners, partially offset by higher product costs resulting from increased product sales.

Research and Development Expense

	Three Months Ended September 30,		Aggregate	Nine Months Ended September 30,		Aggregate
	2025	2024	Change	2025	2024	Change

	(in thousands)
Research and development expense	$7,353	$6,182	$1,171	$22,610	$17,748	$4,862
Stock-based compensation expense included in research and development expense	$402	$284	$118	$1,791	$1,239	$552

The increase in research and development expense in the three months ended September 30, 2025 compared to the same period in 2024 was primarily due to a $0.5 million increase in personnel-related costs, and a $0.5 million increase in clinical trial related expenses resulting from the timing of clinical development programs including the progress activities on our ongoing IRAK1/4 inhibitor program. In addition, other various research and development expenses increased by $0.2 million.

The increase in research and development expense in the nine months ended September 30, 2025 compared to the same period in 2024 was primarily due to a $3.2 million increase in clinical trial related expenses resulting from the timing of clinical development programs for olutasidenib study, and the progress activities on our ongoing IRAK1/4 inhibitor program, and a $1.4 million increase in personnel-related costs. In addition, other various research and development expenses increased by $0.3 million.

Our research and development expenditures include costs related to preclinical and clinical trials, scientific personnel, supplies, equipment, consultants, sponsored research, stock-based compensation, and allocated facility costs. We expect to continue to incur significant research and development expense as we continue our activities in our clinical studies including IRAK1/4 inhibitor program; our collaborative partnerships with MDACC and CONNECT to evaluate olutasidenib in AML, other hematologic cancers and glioma; and any other clinical programs we may pursue in the future.

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

The following table presents our total research and development expense by category (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,		From January 1, 2007*
	2025	2024	2025	2024	to September 30, 2025
Categories:
Research	$34	$37	$815	898	$271,088
Development	6,827	5,757	19,704	15,224	602,320
Other	492	388	2,091	1,626	281,363
	$7,353	$6,182	$22,610	$17,748	$1,154,771

*We started tracking research and development expense by category on January 1, 2007.

“Other” expenses in the three months ended September 30, 2025 and 2024 consisted of allocated facilities costs of $0.1 million for each periods, and allocated stock-based compensation expense of $0.4 million and $0.3 million, respectively. For the nine months ended September 30, 2025 and 2024, allocated facilities costs were $0.3 million and $0.4 million, respectively, and allocated stock-based compensation expense was $1.8 million and $1.2 million, respectively.

Selling, General and Administrative Expense

	Three Months Ended September 30,		Aggregate	Nine Months Ended September 30,		Aggregate
	2025	2024	Change	2025	2024	Change

	(in thousands)
Selling, general and administrative expense	$28,936	$27,043	$1,893	$85,908	$83,539	$2,369
Stock-based compensation expense included in selling, general and administrative expense	$2,961	$2,360	$601	$8,172	$9,067	$(895)

The increase in selling, general and administrative expense in the three months ended September 30, 2025 compared to the same period in 2024 was primarily due to a $1.6 million increase in personnel-related costs, and a $0.8 million increase in consulting and third-party services. These increases were partially offset by decrease in other various sales, general and administrative expenses of $0.5 million.

The increase in selling, general and administrative expense in the nine months ended September 30, 2025 compared to the same period in 2024 was primarily due to a $2.6 million increase in personnel-related costs, and a $0.4 million increase in other various sales, general and administrative expenses. These increases were partially offset by decreased consulting and third-party services of $0.7 million.

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

Interest Income and Interest Expense

	Three Months Ended September 30,		Aggregate	September 30,		Aggregate
	2025	2024	Change	2025	2024	Change

	(in thousands)
Interest income	$1,094	$425	$669	$2,438	$1,570	$868
Interest expense	$(1,894)	$(2,060)	$166	$(5,621)	$(5,963)	$342

Interest income comprised interest on our cash and investment balances. Interest expense comprised interest on our outstanding term loans with MidCap.

Income Taxes

	Three Months Ended September 30,		Aggregate	Nine Months Ended September 30,		Aggregate
	2025	2024	Change	2025	2024	Change

	(in thousands)
(Benefit from) provision for income taxes	$(280)	$—	$(280)	$154	$—	$154

The quarterly provision for or benefit from income taxes is based on applying the estimated annual effective tax rate to the year-to-date pre-tax income, adjusted for any discrete items. We update our estimate of our annual effective tax rate at the end of each quarterly period.

The benefit from or provision for income taxes for the three and nine months ended September 30, 2025 was primarily related to estimated state income taxes. For the three and nine months ended September 30, 2024, we did not record a provision for income taxes based on the forecasted pre-tax book loss. We do not expect to owe federal income tax due to sufficient net operating loss carryforwards, as well as significant research and development credit carryforwards.

In July 2025, the OBBBA was signed into law. The OBBBA introduces a wide range of provisions affecting business entities, including the establishment of certain permanent business tax measures. Key provisions include a permanent and immediate deduction for domestic research and development expenditures, the restoration and permanent extension of 100% expensing for qualified equipment purchases, and restores the ability to add back depreciation and amortization expense when determining the limitation on interest deductions. In accordance with ASC 740, Income Taxes, the effects of changes in tax laws are recognized in the period of enactment. Accordingly, we accounted for the estimated impact of the OBBBA in our current period tax provision. The enactment of the OBBBA did not have a material impact on our condensed financial statements for the three and nine months ended September 30, 2025.

As of September 30, 2025, we continue to record a full valuation allowance on our deferred tax assets. The realization of deferred tax assets is dependent upon demonstrating sufficient positive evidence to conclude that it is more-likely-than-not that our deferred tax assets will be realized. This assessment requires significant judgment. In making this determination, all available evidence, both positive and negative, is considered to determine whether, based on the weight of that evidence, a valuation allowance for deferred tax assets is needed. If sufficient positive evidence becomes available to allow us to reach a conclusion that a portion of the valuation allowance against the deferred tax assets may be reversed, the reversal would result in an income tax benefit for the quarterly and annual fiscal period in which we determine to release such valuation allowance.

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

Liquidity and Capital Resources

Liquidity

As of September 30, 2025 and December 31, 2024, we had approximately $137.1 million and $77.3 million, respectively, in cash, cash equivalents and short-term investments. We continue to maintain investment portfolios primarily in money market funds, US treasury bills, government-sponsored enterprise securities, corporate bonds and commercial paper. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. We view our investments portfolio as available-for-sale and are available for use in current operations. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. We continue to monitor the impact of the changes in the conditions of the credit and financial markets to our investment portfolio and assess if future changes in our investment strategy are necessary.

The following table summarizes our cash flow activity for the periods presented:

	Nine Months Ended September 30,
	2025	2024

	(in thousands)
Net cash provided by (used in):
Operating activities	$53,675	$16,968
Investing activities	(67,003)	15,044
Financing activities	5,173	(13,106)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(8,155)	$18,906

Net cash provided by operating activities for the nine months ended September 30, 2025, reflected net income adjusted for non-cash items, partially offset by net cash outflows from changes in working capital. The working capital outflows were primarily driven by increases in prepaid and other current assets due to the timing of advance payments to contract manufacturers and strategic development partners, higher inventory levels due to the timing of production build-up, and increased accounts receivable resulting from timing of collection. These were partially offset by increased liabilities driven by the timing of payments. In comparison, net cash provided by operating activities for the nine months ended September 30, 2024, included net income adjusted for non-cash items and net cash inflows from changes in working capital. The working capital inflows were primarily the result of higher liabilities driven by the timing of payments, partially offset by increases in prepaid and other current assets due to the timing of advance payments to contract manufacturers, and higher inventory levels due to the timing of production build-up.

Net cash used in investing activities for the nine months ended September 30, 2025 primarily comprised net purchases of short-term investments of $67.0 million. Net cash provided by investing activities for the nine months ended September 30, 2024 comprised primarily of net maturities of short-term investments of $15.4 million, partially offset by payments for acquisition of intangible assets of $0.4 million.

Net cash provided by financing activities for the nine months ended September 30, 2025 comprised net proceeds from issuance of common stock from equity plans of $5.2 million. Net cash used in financing activities for the nine months ended September 30, 2024 comprised payment of the closing purchase price to Blueprint of $10.0 million and cost share payments to a collaboration partner of $3.6 million, partially offset by the net proceeds from issuance of common stock from equity plans of $0.5 million.

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

Under our existing collaboration agreements that we entered in the ordinary course of business, we received or may be entitled to receive upfront cash payments, payments contingent upon specified events achieved by such partners and royalties on any net sales of products sold by such partners under the agreements. The total potential future contingent payments due to us under all existing collaboration agreements are approximately $1.1 billion, which amount reflects the impact of Lilly’s notice of intent to terminate the CNS disease program in October 2025, and assumes that all potential product candidates achieve every payment-triggering milestone under our current agreements. This estimated future contingent amount does not include any estimated royalties that could be due to us if the partners successfully commercialize any of the licensed products. Future events that may trigger payments to us under the agreements are based solely on our partners’ future efforts and achievements of specified development, regulatory and/or commercial events. See further discussion in “Note 4 – Sponsored Research and License Agreements” to our “Notes to Condensed Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

We have an Open Market Sale Agreement with Jefferies LLC (Jefferies), as a sole agent, entered on August 4, 2020, and amended and restated on August 2, 2024. Pursuant to such Open Market Sale Agreement, we may sell from time to time, through Jefferies, shares of our common stock in sales deemed to be “at-the-market offerings” as defined in Rule 415 under the Securities Act, subject to conditions specified in the Open Market Sale Agreement, including maintaining an effective registration statement covering the sale of shares under the Open Market Sale Agreement. We have an active Registration Statement filed with the SEC, which registered, among other securities, a base prospectus which covers the offering, issuance, and sale by us of up to $250.0 million in the aggregate of the securities identified from time to time in one or more offerings, which include the $100.0 million of shares of our common stock that may be offered, issued and sold under the Open Market Sale Agreement. As of September 30, 2025, we have not sold any shares of common stock under such Open Market Sale Agreement.

We have a Credit Agreement with MidCap that provides for $60.0 million term loan credit facility, which was fully funded as of September 30, 2025.

We may from time to time consider raising additional funds through public and/or private offerings of equity securities, debt financings, or from other sources, in order to fund ongoing operations, to strengthen our long-term financial profile or to pursue opportunistic corporate development activities. However, certain external factors such as global pandemics, the global tensions arising from the Russia-Ukraine war and Hamas-Israel war, political and economic legislations, and other factors may continue to rapidly evolve which could significantly disrupt the global financial markets. Our ability to raise additional funds may be adversely impacted by potential worsening of global economic conditions and volatility in the credit and financial markets in the US and worldwide. We could experience an inability to access additional funds, which could in the future negatively affect our capacity for certain corporate development transactions or our ability to make important, opportunistic investments. To the extent that we raise additional funds through the sale of equity, our shareholders’ ownership interest may experience substantial dilution. Our current credit facility with MidCap and any debt financing that we can obtain in the future may involve operating covenants that may restrict our business. To the extent that we raise additional funds through collaboration and licensing arrangements, we may be required to relinquish some of our rights to our technologies or product candidates or grant licenses on terms that are not favorable to us.

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

In the ordinary course of business, we enter into agreements with contract manufacturers to manufacture our inventory products. Although the agreements generally provide a termination clause with or without cause, we may still be subjected to payment of cancellation fees. The level of cancellation fees is generally dependent on the timing of the written notice in relation to the commencement of work, with the maximum cancellation fees equal to the full price of the work order. In October 2024, we entered into an agreement with a third-party contract manufacturer to manufacture TAVALISSE that is expected to be delivered starting in 2026 through 2029. As of September 30, 2025, the contractual obligation not included in our financial statements related to an agreement that may potentially be subjected to cancellation fees amounting to approximately $22.6 million, with approximately $3.0 million due in the remainder of 2025 and $10.5 million due in 2026 and 2027. As of September 30, 2025, we have not incurred any cancellation fees under our agreements with contract manufacturers.

As discussed in detail in “Note 4 – Sponsored Research and License Agreements” of our “Notes to Condensed Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, under the Lilly Agreement, although our co-funding obligation for development of ocadusertib (previously R552) in the US, Europe, and Japan ended on April 1, 2024, we have the right to opt-in to co-funding, upon us providing notice to Lilly within 30 days of certain events, as specified in the agreement. On April 30, 2025, we provided notice to Lilly of our decision not to exercise our opt-in right following our evaluation of certain events specified in the Lilly Agreement. Following this notification, we are no longer obligated to share in any future global development costs, which resulted in the release of the $40.0 million remaining cost share liability.

Also, as discussed in detail in “Note 4 – Sponsored Research and License Agreements” and “Note 5 – In-licensing and Acquisition” of our “Notes to Condensed Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, pursuant to our license and transition services agreement with Forma, Forma is entitled to potential development and regulatory milestone payments and tiered royalty payments on net sales as well as certain portion of sublicensing revenue. Further, following our olutasidenib sublicensing agreements with Kissei and Dr. Reddy’s, Forma is entitled to a portion of the sublicensing revenue we receive from Kissei and Dr. Reddy’s under such respective agreements.

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

We have a contractual commitment with respect to our credit facility with MidCap. Under the amended Credit Agreement, the term loans mature on September 1, 2027, and the interest-only period is through October 1, 2025. As of September 30, 2025, the outstanding principal amount of the loan was $60.0 million, of which $30.0 million principal payments are due within 12 months. As of September 30, 2025, future interest calculated using the base interest rate as per the amended Credit Agreement, and the final fee payments associated with the credit facility amounted to $9.4 million, with approximately $5.1 million payable within 12 months.

As of September 30, 2025, we have a contractual commitment related to our lease agreement with 611 Gateway which lease will expire in July 2027. As of September 30, 2025, our contractual commitment related to the lease agreements was $1.3 million, of which $0.7 million is payable in the next 12 months.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities related to our investments and borrowings. There were no material changes to our quantitative and qualitative disclosures about market risks during the nine months ended September 30, 2025 as disclosed in “Item 7A. Quantitative and Qualitative Disclosures About Market Risks” of our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Changes in Internal Controls. There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2025 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

In addition, acquisitions and in-licensing may entail numerous operational, financial and legal risks, including:

●	potential failure of the due diligence process to identify significant problems, liabilities or other shortcomings or challenges of an acquired or licensed product candidate or technology, including problems, liabilities or other shortcomings or challenges with respect to intellectual property, product quality, partner disputes or issues and other legal and financial contingencies and known and unknown liabilities;
●	inability to integrate the target company or in-licensed asset successfully into our existing business and inability to maintain the key business relationships of the target;
●	in an in-licensing or an asset acquisition of a product that is commercially available in the market, we may not be able to successfully transition the existing patients who are dependent to the acquired or in-licensed product, or successfully enter into a reimbursement coverage contracts that the existing patients were previously dependent into, or successfully enter into a contract with contract manufacturers to continue the production of the in-licensed or acquired product;
●	assumption of unknown or contingent liabilities or incurrence of unanticipated expenses;
●	exposure to known and unknown liabilities, including possible intellectual property infringement claims, violations of laws, tax liabilities and commercial disputes;
●	incurrence of substantial debt, dilutive issuances of securities or depletion of cash to pay for acquisitions;
●	incurrence of large one-time expenses and acquiring intangible assets that could result in significant future amortization expense and significant write-offs;
●	higher than expected acquisition and integration costs; and
●	inability to maintain uniform standards, controls, procedures and policies.

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

Because of the uncertainty of whether the accumulated preclinical evidence (pharmacokinetic, pharmacodynamic, safety and/or other factors) or early clinical results will be observed in later clinical trials, we can make no assurances regarding the likely results from our future clinical trials or the impact of those results on our business. For example, we conducted a Phase 3 pivotal trial of fostamatinib in patients with warm auto immune hemolytic anemia (wAIHA) initiated in March 2019 and completed in April 2022. In June 2022, we announced top-line efficacy and safety data results of the trial, and the results did not demonstrate statistical significance in the primary efficacy endpoint of durable hemoglobin response in the overall study population. We conducted an in-depth analysis of these data to better understand differences in patient characteristics and outcomes and submitted these findings to the FDA. In October 2022, we announced that we received guidance from the FDA’s review of these findings. Based on the result of the trial and the guidance from the FDA, we did not file an sNDA for this indication. Further, we may experience errors, data capture discrepancies at initial data analysis and final study results, or other technical issues in the analysis of our clinical trial results. For example, we conducted our Phase 3 clinical trial to evaluate safety and efficacy of fostamatinib in hospitalized COVID-19 patients launched in November 2020 and completed enrollment in July 2022. We previously announced in November 2022 the top-line results did not meet statistical significance in the primary efficacy endpoint. Upon further analysis, we discovered an error by the biostatistical contract research organization in the application of a statistical stratification factor. After correcting for this statistical error, the primary endpoint of the study was met. However, given the end of the federal COVID-19 PHE in May 2023, and based on feedback from the FDA, DOD and other advisors regarding the program’s regulatory requirements, costs, timeline and potential for success, we decided not to submit an Emergency Use Authorization (EUA) or sNDA. In addition, in December 2024, we presented initial data from the dose escalation part of the Phase 1b study evaluating the safety, tolerability and preliminary efficacy of R289 in patients with R/R lower-risk MDS. We reported that one HTB patient receiving 500 mg once daily achieved a minor HI-E response, with a 64% reduction in RBC transfusions compared to baseline; however, in the July 15, 2025 data cut, we determined that this patient had received blood transfusions that were not captured in the database at the time of the initial data analysis. Accordingly, this patient was subsequently determined to be a non-responder. As the study is ongoing, interim results represent information at the time of the data cut, and final study results will be available after the database lock at the end of the study.

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

We, like many companies in our industry, are evaluating and selectively using artificial intelligence (AI), including large language models and other emerging technologies, to enhance certain business processes, research initiatives, and operational efficiency. Although our current use of AI is limited, we expect that our reliance on these technologies may increase over time. As we incorporate AI and machine learning technologies in our business processes, evolving AI-specific regulation may impose additional obligations and liability for bias, transparency, or data handling, which could affect our ability to innovate efficiently. The performance of AI systems depends on the quality of the underlying data and algorithms. Errors, bias, or lack of transparency in AI outputs could lead to inaccurate analyses, unintended disclosures of confidential information, or flawed internal decisions. The use of third-party AI tools, including those hosted on external platforms, may also create risks relating to data privacy, cybersecurity, and intellectual property ownership, especially if proprietary or personal information is input into such systems. Because the laws, regulations, and ethical standards applicable to AI continue to develop, and public expectations surrounding responsible use of AI are increasing, we may face additional compliance burdens or reputational risks in the future. Any actual or perceived misuse of AI technologies, failure to comply with evolving requirements, or unanticipated consequences of AI-assisted activities could negatively impact our operations, reputation, or financial performance.

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

Multiple other states have followed California and enacted comprehensive privacy laws, or are considering similar legislation. While these new laws and proposals generally include exemptions for HIPAA-covered protected health information and clinical trial data, they add layers of complexity to compliance in the US market, and could increase our compliance costs and adversely affect our business. Moreover, some states have enacted laws specific to health data privacy, which may cause additional compliance costs such as the Washington My Health My Data Act and Nevada’s Consumer Health Data Privacy Law. For example, the Washington My Health My Data Act regulates “consumer health data” which is defined as “personal information that is linked or reasonably linkable to a consumer and that identifies a consumer’s past, present, or future physical or mental health.” However, the My Health My Data Act provides exemptions for personal data used or shared in research, including data subject to 45 C.F.R. Parts 46, 50, and 56. States, such as Colorado, Utah and California, have passed or are considering legislation or regulation governing the development or use of AI technologies, supplementing the existing consumer protection, FDA and other regulatory guidance that may apply to the use of AI technologies in our business, and which may impact our use of technology. Moreover, many states also have in place data security laws requiring companies to maintain certain safeguards with respect to the processing of personal information, and all states require companies to notify individuals or government regulators in the event of a data breach impacting such information.

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

Significant changes or developments in US laws or policies, including changes in US healthcare regulation, may have a material adverse effect on our business.*

                There is uncertainty surrounding potential changes to the regulatory environment in the US, particularly as it relates to healthcare regulation and related programs, which may have an adverse effect on our business. For example, the current administration issued an executive order establishing an agency to reform federal government processes and reduce expenditures and has committed to significantly reduce government spending through cuts to federal healthcare programs and reductions in the workforces of key government agencies, such as DHHS, FDA, and CMS. Pressures on and uncertainty surrounding the US federal government’s budget, and potential changes in budgetary priorities, could adversely affect the funding for individual programs, including Medicare and other government programs upon which our business depends. Moreover, further efforts by the current administration to limit federal agency budgets or personnel, including through potential reduction in force implemented in response to the recent US federal government shutdown may lead to slower response times, less guidance and longer review periods, inconsistencies in execution of federal policies, potentially affecting our ability to progress development of our product candidates or obtain regulatory approval for our product candidates. The recent US federal government shutdown may prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, and may significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Additionally, further changes in legislation and regulations (including those related to taxation, trade and importation), economic and monetary policies, geopolitical matters, among other potential impacts, could adversely impact the global economy and our operating results. The potential impact of new policies that may be implemented as a result of the current administration is currently uncertain.

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

For example, during the COVID-19 pandemic, we observed reduced patient-doctor interactions and our representatives had fewer visits with healthcare providers, which negatively affected our product sales. Physicians with practices severely impacted by the COVID-19 pandemic, or a pandemic occurring in the future, and who currently prescribe our products, may eventually decide to close their independent practices and join a larger medical organization with a practice that does not prescribe our products. Additionally, a pandemic, including COVID-19 or any resurgence thereof, may impact commercial-related activities, such as our marketing programs, speaker bureaus, and market access initiatives which may be required to be conducted virtually, delayed or cancelled, all of which occurred as a result of the COVID-19 pandemic. During the COVID-19 pandemic, we had to deploy resources to enable our field-based employees to continue to engage with healthcare providers in hybrid virtual and in-person interactions, which may be required in the event a pandemic occurs in the future.

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

If we fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate Program or other governmental pricing programs in the US, we could be subject to additional rebate or discount requirements, fines, sanctions and exposure under other laws which could have an adverse effect on our business, results of operations and financial condition.*

We participate in the Medicaid Drug Rebate Program, as administered by CMS, the 340B Drug Pricing Program, as administered by the Health Resources and Services Administration (HRSA), and other federal and state government drug pricing programs in the US, and we may participate in additional government pricing programs in the future. These programs generally require us to pay rebates or otherwise provide discounts to government payors and/or required covered entities in connection with drugs that are dispensed to beneficiaries/recipients of these programs. In some cases, such as with the Medicaid Drug Rebate Program, the rebates are based on pricing metrics that we report on a monthly and quarterly basis to the government agencies that administer the programs. Pricing requirements and rebate/discount calculations are complex, vary among products and programs, and are often subject to interpretation by governmental or regulatory agencies and the courts. The requirements of these programs, including, by way of example, their respective terms and scope, change frequently. For example, in September 2024, CMS published a final rule that included significant revisions to certain Medicaid Drug Rebate Program provisions, including, but not limited to: (i) new definitions for key terms under the Medicaid Drug Rebate Program, such as “covered outpatient drug” and “market date”; (ii) revised processes for identifying drug misclassifications, as well as additional penalties that can be imposed against manufacturers in connection with such misclassifications; and (iii) a new 12-quarter time limit for manufacturers to initiate disputes, hearing requests, and audits for state-invoiced rebate amounts. Responding to current and future changes may increase our costs, and ensuring compliance will be time consuming. Invoicing for rebates is provided in arrears, and there is frequently a time lag of up to several months between the sales to which rebate notices relate and our receipt of those notices, which further complicates our ability to accurately estimate and accrue for rebates related to the Medicaid program as implemented by individual states. Thus, there can be no assurance that we will be able to identify all factors that may cause our discount and rebate payment obligations to vary from period to period, and our actual results may differ significantly from our estimated allowances for discounts and rebates. Changes in estimates and assumptions may have an adverse effect on our business, results of operations and financial condition.

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

Finally, we may be affected by developments relating to the 340B Drug Pricing Program (340B Program). For example, since 2021, multiple manufacturers have implemented policies to reduce diversion and inappropriate claims for discounts by placing restrictions on 340B pricing for drugs dispensed through contract pharmacies. The DHHS sent several of these manufacturers’ letters claiming that the policies violate the 340B statute and referring the manufacturers for potential enforcement action. Manufacturers challenged these letters in federal court, and the US Court of Appeals for the Third Circuit and the District of Columbia Circuit have ruled in favor of several manufacturers, finding that the policies were consistent with the 340B statute. Multiple states have recently enacted laws that require manufacturers to ship 340B drugs to certain contract pharmacies and impose various civil and criminal penalties on manufacturers that do not comply. These laws have been challenged in federal court and many of the cases are pending. In March 2024, the US Court of Appeals for the Eight Circuit upheld the Arkansas law prohibiting drug makers for restricting 340B drug discounts for providers using contract pharmacies. DHHS also issued a final rule on procedures for the 340B Program’s administrative dispute resolution process in April 2024. Additionally, under the Trump administration, several changes to the 340B program have been considered, including a proposal in the President’s 2026 budget to shift oversight of the 340B program from the HRSA to CMS. Additionally, on July 31, 2025, the HRSA announced that it will implement a 340B Rebate Model Pilot Program that will be open to a selected group of drugs and manufacturers. The 340B Rebate Model Pilot Program is intended to become effective January 1, 2026. It is unclear how the other pending litigation, proposed legislation, or future administrative action relating to the 340B Program will impact our business.

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

We may need to seek additional capital in the future to sufficiently fund our operations, research and corporate development opportunities.*

We have consumed substantial amounts of capital to date as we continue our research and development activities, including preclinical studies and clinical trials and for the commercialization of our products, as well as corporate development opportunities. We may seek another collaborator or licensee in the future for further clinical development and commercialization of our products, as well as our other clinical programs, which we may not be able to obtain on commercially reasonable terms or at all. We believe that our existing capital resources will be sufficient to support our current and projected funding requirements, including the continued commercialization of our products through at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with commercial launch, the development of our product candidates and other research and development activities, we are unable to estimate with certainty our future product revenues, our revenues from our current and future collaborative partners, the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials and other research and development activities.

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

We entered into a Credit Agreement with MidCap on September 27, 2019, amended on March 29, 2021, February 11, 2022, July 27, 2022, and April 11, 2024. The Credit Agreement provides for a $60.0 million term loan credit facility. As of September 30, 2025, the outstanding principal balance of the loan was $60.0 million, and no remaining funds were available under the term loan credit facility. Under the Credit Agreement, we are required to repay amounts due when there is an event of default for the term loans that results in the principal, premium, if any, and interest, if any, becoming due prior to the maturity date for the term loans. The Credit Agreement also contains a number of other affirmative and restrictive covenants. See “Note 10 – Debt” to our “Notes to Condensed Financial Statements” contained in Part I, Item 1, of this Quarterly Report on Form 10-Q for additional details of the Credit Agreement. These and other terms in the Credit Agreement have to be monitored closely for compliance and could restrict our ability to grow our business or enter into transactions that we believe would be beneficial to our business. Our business may not generate cash flow from operations in the future sufficient to service our debt and support our growth strategies. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as restructuring our debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our current debt obligations. In addition, we cannot be sure that additional financing will be available when required or, if available, will be on terms satisfactory to us. Further, even if we are able to obtain additional financing, we may be required to use such proceeds to repay a portion of our debt.

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

Our success as a company is uncertain due to our history of operating losses and the uncertainty of any future profitability.*

For the nine months ended September 30, 2025 and for the year ended December 31, 2024, we recognized income from operations primarily due to higher net product sales and collaboration revenues, partially offset by our operating expenses. Historically, we have incurred losses from operations each year since we were incorporated in June 1996 other than in fiscal year 2010, due in large part to the significant research and development expenditures and costs of our ongoing commercial efforts. Although we recognized income from operations in 2024 and in the current period, there can be no assurance that we will generate annual operating income in the foreseeable future. Currently, our potential sources of revenues include sales of our products, as well as upfront, milestones and royalty payments pursuant to our collaboration arrangements, all of which may never materialize if sales of our products decline or if our collaboration partners do not achieve certain events or generate net sales to which these contingent payments are dependent on. If our future drug candidates fail or do not gain regulatory approval, or if our drugs do not achieve sustainable market acceptance, we may not be profitable. As of September 30, 2025, we had an accumulated deficit of approximately $1.3 billion. The extent of our future losses or profitability, if any, is highly uncertain.

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

 Each of our collaborations could be terminated by the other party at any time, and we may not be able to renew these collaborations on acceptable terms, if at all, or negotiate additional corporate collaborations on acceptable terms, if at all. If these collaborations terminate or are not renewed, any resultant loss of revenues from these collaborations or loss of the resources and expertise of our collaborative partners could adversely affect our business. For example, on October 1, 2025, we received a notice from Lilly of its intent to terminate the CNS disease program under the Lilly Agreement, which will become effective sixty (60) days following notification. Following the termination of the CNS disease program, we do not believe we will be entitled to receive any future milestone and royalty payments associated with this program.

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

Our ability to use net operating losses (NOLs) and certain other tax attributes is uncertain and may be limited.*

Our ability to use our federal and state NOLs to offset potential future taxable income and related income taxes that would otherwise be due is dependent upon our generation of future taxable income before the expiration dates of the NOLs, and we cannot predict with certainty when, or whether, we will generate sufficient taxable income to use all of our NOLs. Federal NOLs generated prior to 2018 will continue to be governed by the NOL carryforward rules as they existed prior to the adoption of the Tax Cuts and Jobs Act (TCJA), which means that generally they will expire 20 years after they were generated if not used prior thereto. Many states have similar laws. Accordingly, our federal and state NOLs could expire unused and be unavailable to offset future income tax liabilities. Moreover, federal NOLs generated in tax years ending after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs may be limited to 80% of current year taxable income for tax years beginning after January 1, 2021. In June 2024, California Senate Bill 167 was signed into law which suspends NOL deductions for tax years beginning on or after January 1, 2024 and before January 1, 2027 for taxpayers with net business income or modified adjusted gross income of at least $1.0 million for the tax year. The legislation also limits the aggregate use of otherwise allowable business credits to $5.0 million for each tax year beginning on or after January 1, 2024 but before January 1, 2027 (except for certain credits not subject to the limitation). Although the TCJA required taxpayers to capitalize Research and Experimental (R&E) expenditures under Section 174 of the Internal Revenue Code, as amended (Code) for tax years beginning after December 31, 2022, the OBBBA restored and made permanent the ability for taxpayers to make immediate deductions for R&E expenditures generated in tax years beginning after December 31, 2024.

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

The testing and marketing of medical products and the sale of any products for which we obtain marketing approval exposes us to the risk of product liability claims. Product liability claims might be brought against us by consumers, healthcare providers, pharmaceutical companies or others selling or otherwise coming into contact with our products. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our products. We carry product liability insurance that is limited in scope and amount and may not be adequate to fully protect us against product liability claims. If and when we obtain marketing approval for our product candidates, we intend to expand our insurance coverage to include the sale of commercial products; however, we may be unable to obtain product liability insurance on commercially reasonable terms or in adequate amounts. Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of pharmaceutical products we develop, alone or with corporate collaborators. We, or our corporate collaborators, might not be able to obtain insurance at a reasonable cost, if at all. While under various circumstances we are entitled to be indemnified against losses by our corporate collaborators, indemnification may not be available or adequate should any claim arise.

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

Hackers and data thieves are increasingly sophisticated and operate large-scale and complex automated attacks, including on companies within the healthcare industry. As the cyber-threat landscape evolves, these threats are likely growing in frequency, sophistication and intensity and are increasingly difficult to detect. The costs of maintaining or upgrading our cyber-security systems at the level necessary to keep up with our expanding operations and prevent against potential attacks are increasing. Cyber threats may be generic, or they may be targeted against our information systems. Our network and storage applications and those of our contract manufacturing organizations, collaborators, contractors, CROs or vendors may be subject to unauthorized access or processing by hackers or breached due to operator or other human error, theft, malfeasance or other system disruptions. We may be unable to anticipate or immediately detect information security incidents and the damage caused by such incidents. These data breaches and any unauthorized access, processing or disclosure of our information or intellectual property could compromise our intellectual property and expose our sensitive business information. Such attacks, such as in the case of a ransomware attack, also may interfere with our ability to continue to operate and may result in delays and shortcomings due to an attack that may encrypt our or our service providers’ or partners’ systems unusable. Additionally, because our services involve the processing of personal information and other sensitive information about individuals, we are subject to various laws, regulations, industry standards, and contractual requirements related to such processing. Any event that leads to unauthorized access, processing or disclosure of personal information, including personal information regarding our clinical trial participants or employees, could harm our reputation and business, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to investigations and mandatory corrective action, and otherwise subject us to liability under laws, regulations or contracts that protect the privacy and security of personal information, which could disrupt our business, damage our reputation with our stakeholders, result in increased costs or loss of revenue, lead to negative publicity or result in significant financial exposure. The CCPA, in particular, includes a private right of action for California consumers whose personal information is impacted by a data security incident resulting from a company’s failure to maintain reasonable security procedures, and hence may result in civil litigation in the event of a security breach impacting such information. In addition, legislators and regulators in the US have enacted and are proposing new and more robust privacy and cybersecurity laws and regulations in response to increasing broad-based cyberattacks, including the CCPA and New York SHIELD Act. Notably, on July 26, 2023, the SEC adopted a final rule on cybersecurity risk management, strategy, governance and incident disclosure (SEC Cyber Rule). The SEC Cyber Rule requires public companies to make current disclosures about material cybersecurity incidents as well as annual disclosures of material information about their cybersecurity risk management, strategy and governance. The SEC Cyber Rule became effective on September 5, 2023. New data security laws add additional complexity, requirements, restrictions and potential legal risk, and compliance programs may require additional investment in resources, and could impact strategies and availability of previously useful data. Failure to timely identify and disclose a material cybersecurity incident could result in SEC enforcement actions, litigation, and reputational damage.

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

Because we may need additional capital in the future to continue to expand our business, we may conduct additional equity offerings. We have an Open Market Sale Agreement with Jefferies entered on August 4, 2020, and amended and restated on August 2, 2024, pursuant to which, we may sell from time to time, through Jefferies, shares of our common stock in sales deemed to be “at-the-market offerings” as defined in Rule 415 under the Securities Act, subject to conditions specified in the Open Market Sale Agreement, including maintaining an effective registration statement covering the sale of shares under the Open Market Sale Agreement. We had a shelf registration statement (the Prior Registration Statement) filed with the SEC that expired on August 3, 2024. The Prior Registration Statement included a base prospectus registering the offering, issuance, and sale by us of up to $250.0 million in the aggregate of the securities identified from time to time in one or more offerings, including the $100.0 million of shares of our common stock that may be offered, issued and sold under the Open Market Sale Agreement. On August 2, 2024, we filed a new shelf registration statement (the New Registration Statement) with the SEC to replace the Prior Registration Statement. The New Registration Statement was declared effective on August 9, 2024 by the SEC. The New Registration Statement includes a base prospectus to register the offering, issuance and sale by us of up to $250.0 million in the aggregate of securities identified from time to time in one or more offerings, including up to $100.0 million of shares of our common stock that may be offered, issued and sold under the Open Market Sale Agreement. As of September 30, 2025, we have not sold any shares of common stock under such Open Market Sale Agreement.

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

Risks Related to Clinical Development and Regulatory Approval

Enacted or future legislation, and/or potentially unfavorable pricing regulations or other healthcare reform initiatives, may increase the difficulty and cost for us to obtain regulatory approval of our product candidates and/or commercialize our products or our product candidates, once approved, and affect the prices we may set or obtain.*

The regulations that govern, among other things, regulatory approvals, coverage, pricing and reimbursement for new drug products vary widely from country to country. In the US and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay regulatory approval of our product candidates, restrict or regulate post-approval activities and affect our ability to successfully sell our products, or any product candidates for which we obtain regulatory approval in the future. In particular, in March 2010, the Affordable Care Act was enacted, which substantially changed the way healthcare is financed by both governmental and private insurers, and continues to significantly impact the US pharmaceutical industry. On June 17, 2021, the US Supreme Court dismissed a legal challenge to the Affordable Care Act brought by several states (which argued that, without the individual mandate, the entire Affordable Care Act was unconstitutional) without specifically ruling on the constitutionality of the law. It is unclear how future actions before the Supreme Court, other such litigation, and the healthcare reform measures of future presidential administrations will impact the Affordable Care Act and our business.

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

On March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which, among other changes, eliminated the statutory Medicaid drug rebate cap, which was previously set at 100% of a drug’s average manufacture price, for single source and innovator multiple source drugs, as of January 1, 2024. The American Rescue Plan Act also temporarily increased premium tax credit assistance for individuals eligible for subsidies under the Affordable Care Act for 2021 and 2022 and removed the 400% federal poverty level limit that otherwise applies for purposes of eligibility to receive premium tax credits. The Inflation Reduction Act (IRA), signed into law on April 6, 2022, extended this increased tax credit assistance and removal of the 400% federal poverty limit through 2025. Additionally, beginning in April 2013, the Budget Control Act of 2011 created an automatic reduction of Medicare payments to providers of up to 2%. As a result of the COVID-19 pandemic, this reduction was temporarily suspended from May 1, 2020 through March 31, 2022, with subsequent reductions to 1% from April 1, 2022 through June 30, 2022. The 2% reduction was then reinstated and has been in effect since July 1, 2022, and will remain in effect through the first ten months in which the fiscal year 2032 sequestration order is in effect, unless additional Congressional action is taken. Additionally, the IRA implements substantial changes to the Medicare program, including drug pricing reforms and changes to the Medicare Part D benefit design. Among other reforms, the IRA allows Medicare to: beginning in 2026, establish a “maximum fair price” for a fixed number of pharmaceutical and biological products covered under Medicare Parts B and D following a price negotiation with CMS; beginning in 2023, penalize drug companies that raise prices for products covered under Medicare Parts B and D faster than inflation; and beginning in 2025, cap beneficiary annual out-of-pocket spending at $2,000, while imposing new discount obligations on pharmaceutical and biological manufacturers for products covered under Medicare Part D. CMS continues to take steps to implement the IRA, including: releasing the negotiated maximum prices, which will be effective in 2026, for the first ten drugs that were subject to the IRA’s negotiation process; releasing quarterly lists of Medicare Part B products that are subject to adjusted coinsurance rates based on the inflationary rebate provisions of the IRA; and announcing a list of fifteen additional drugs that will be subject to price negotiations during 2025. While it remains to be seen how the drug pricing provisions imposed by the IRA will affect the broader pharmaceutical industry, several pharmaceutical manufacturers and other industry stakeholders have challenged the law, including through lawsuits brought against the DHHS, the Secretary of the DHHS, CMS, and the CMS Administrator challenging the constitutionality and administrative implementation of the IRA’s drug price negotiation provisions. Additionally, when originally enacted, the IRA explicitly excluded from price negotiation orphan drugs designated for only one rare disease or condition and for which the only active approved indication is for such disease or condition. However, the OBBBA amended the applicable statute to broaden the orphan drug exclusion such that products with more than one orphan designation and more than one approved indication will remain exempt from price negotiation, so long as each approved indication is for a rare disease or condition. The OBBBA also postpones the start of price negotiation requirements for drugs and biologics with orphan designations until the product receives approval for a non-orphan indication.

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

The current presidential administration has also signaled its intent to pursue healthcare reform measures, including those aimed at reducing prescription drug prices. For example, President Trump has signed multiple executive orders addressing prescription drug pricing and access, including: on April 15, 2025, outlining several actions the Secretary of the DHHS must take to optimize healthcare regulations that will provide access to prescription drugs at lower costs; on May 5, 2025, aiming to promote domestic production of critical medicines; and on May 12, 2025, aiming to establish a most favored nation (MFN) drug pricing policy that would tie US drug prices to the prices paid for drugs in other countries. Since the May 12, 2025 MFN executive order, the Trump administration has continued to exert pressure on drug manufacturers to implement MFN pricing, and in early October 2025 announced two agreements with Pfizer and AstraZeneca. The Trump administration also announced that both manufacturers would make products available at significant discounts on a new direct-to-consumer website that will be launched in January 2026. Further, the current administration has suggested that it may impose tariffs on pharmaceuticals if similar MFN agreements are not reached with other drug manufacturers.

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

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing. Specifically, several US states and localities have enacted legislation requiring pharmaceutical companies to establish marketing compliance programs, file periodic reports, and/or make periodic public disclosures on sales, marketing, pricing, clinical trials, and other activities. Other state laws prohibit certain marketing-related activities, including the provision of gifts, meals or other items to certain healthcare providers, and restrict the ability of manufacturers to offer co-pay support to patients for certain prescription drugs. Several state laws require disclosures related to state agencies and/or commercial purchasers with respect to price increases and new product launches that exceed certain thresholds as identified in the relevant statutes. Some of these laws and regulations contain ambiguous requirements that government officials have not yet clarified. Given the lack of clarity in the laws and their implementation, our reporting actions could be subject to the penalty provisions of the pertinent state laws and regulations. Another emerging trend at the state level is the establishment of prescription drug affordability boards, some of which will prospectively permit certain states to establish upper payment limits for drugs that the state has determined to be “high-cost.” Prescription drug affordability boards in several states, including Colorado, Maryland, Oregon, and Washington, have begun identifying products for affordability reviews and issuing information request to manufacturers to determine whether upper payment limits may be justified.

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

We cannot predict the likelihood, nature, or extent of health reform initiatives that may arise from future legislation or administrative action. However, we expect these initiatives to increase pressure on drug pricing. Further, certain broader legislation that is not targeted to the healthcare industry may nonetheless adversely affect our profitability. If we or any third parties we may engage are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, our product candidates may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability.

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

While physicians may choose to prescribe drugs for uses that are not described in the product’s labeling and for uses that differ from those tested in clinical studies and approved by the regulatory authorities, our ability to promote the products is limited to those indications and patient populations that are specifically approved by the FDA. These “off-label” uses are common across medical specialties and may constitute an appropriate treatment for some patients in varied circumstances. We have implemented compliance and monitoring policies and procedures, including a process for internal review of promotional materials, to deter the promotion of our products for off-label uses. We cannot guarantee that these compliance activities will prevent or timely detect off-label promotion by sales representatives or other personnel in their communications with healthcare professionals, patients and others, particularly if these activities are concealed from us. Regulatory authorities in the US generally do not regulate the behavior of physicians in their choice of treatments. Regulatory authorities do, however, restrict communications by pharmaceutical companies on the subject of off-label use. If our promotional activities fail to comply with the FDA’s or other competent national authority’s regulations or guidelines, we may be subject to warnings from, or enforcement action by, these regulatory authorities. In addition, our failure to follow FDA rules and guidelines relating to promotion and advertising may cause the FDA to issue warning letters or untitled letters, suspend or withdraw an approved product from the market, require a recall or institute fines, which could result in the disgorgement of money, operating restrictions, injunctions or civil or criminal enforcement, and other consequences, any of which could harm our business.

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

The commercial success of any product for which we have obtained regulatory approval, or for which we may obtain regulatory approval in the future will depend substantially on the extent to which the costs of our product or product candidates are or will be paid by third-party payors, including government healthcare programs and private health insurers. There is a significant trend in the healthcare industry by public and private payors to contain or reduce their costs, including by taking the following steps, among others: decreasing the portion of costs payors will cover, ceasing to provide full payment for certain products depending on outcomes, and/or not covering certain products at all. If payors implement any of the foregoing with respect to our products, it would have an adverse impact on our revenue and results of operations. If coverage is not available, or reimbursement is limited, we, or any of our collaborative partners, may not be able to successfully commercialize our products or any of our product candidates in some jurisdictions. Even if coverage is provided, the approved reimbursement amount may not be at a rate that covers our costs, including research, development, manufacture, sale and distribution. In the US, no uniform policy of coverage and reimbursement for products exists among third-party payors; therefore, coverage and reimbursement levels for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time consuming and costly process that may require us to provide scientific, clinical or other support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.

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

We continuously expend significant time and resources to maintain a sales force that is credible and compliant with applicable laws in marketing our products. In addition, we must continually train our sales force to ensure that an appropriate and compliant message about our products is being delivered. If we are unable to effectively train our sales force and equip them with compliant and effective materials, including medical and sales literature to help them appropriately inform and educate healthcare providers regarding the potential benefits and proper administration of our products, our efforts to successfully commercialize our products could be put in jeopardy, which would negatively impact our ability to generate product revenues.

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

Item 5.Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended September 30, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended.

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
10.1

Rigel Pharmaceuticals, Inc. Inducement Plan, as amended (filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 file on August 5, 2025 and incorporated herein by reference).

10.2#	First Amendment to Lease Agreement with 611 Gateway Center LP, dated August 20, 2025.
10.3#˄	Amendment No. 3 to the License and Collaboration Agreement with Eli Lilly and Company, dated August 28, 2025.
31.1#	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
31.2#	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
32.1#*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
#	Filed herewith.
+	Indicates a management contract or compensatory plan or arrangement.

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

RIGEL PHARMACEUTICALS, INC.

By:	/s/ RAUL R. RODRIGUEZ
Raul R. Rodriguez
Chief Executive Officer (Principal Executive Officer)
Date:	November 4, 2025

By:	/s/ DEAN L. SCHORNO
Dean L. Schorno
Chief Financial Officer (Principal Financial Officer)
Date:	November 4, 2025