Form 10-K
period 2025-12-31
RIGEL PHARMACEUTICALS INC
filed 2026-03-03
CIK 1034842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________________
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
_________________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The approximate aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the closing price of the registrant’s common stock as reported on the Nasdaq Global Select on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was $331.6 million. Shares of the registrant’s outstanding common stock held by each executive officer, director and affiliates of the registrant’s outstanding common stock have been excluded. The determination of affiliate status for the purposes of this calculation is not necessarily a conclusive determination for other purposes.
As of February 25, 2026, there were 18,473,130 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K incorporate information by reference from the definitive proxy statement for the registrant’s 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (SEC) pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10‑K contains statements indicating expectations about future performance and other forward‑looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. We usually use words such as “may,” “will,” “would,” “should,” “could,” “expect,” “plan,” “anticipate,” “might,” “believe,” “estimate,” “predict,” “intend,” or the negative of these terms or similar expressions to identify these forward-looking statements. These statements appear throughout this Annual Report on Form 10-K and are statements regarding our current expectations, beliefs or intent, primarily with respect to our operations and related industry developments. Examples of these statements include, but are not limited to: our business and scientific strategies; risks and uncertainties associated with the commercialization and marketing of our products in the United States (US) and outside the US; risks that the US Food and Drug Administration (FDA), European Medicines Agency (EMA), the Medicines and Healthcare Products Regulatory Agency (MHRA) or other regulatory authorities may make adverse decisions regarding our products; the impacts of any US federal government shutdowns; the progress of our and our collaborators’ product development programs, including clinical testing, and the timing of results thereof; our corporate collaborations and revenues that may be received from our collaborations and the timing of those potential payments; our expectations with respect to obligations to entities party to commercial or licensing agreements with us and the timing of those obligations; our expectations with respect to timing of recognizing product sales; our expectations with respect to regulatory submissions and approvals; our drug discovery technologies; our research and development expense; protection of our intellectual property and our intention to vigorously enforce our intellectual property rights; the availability and sufficiency of our cash and capital resources and the need for additional capital; our ability to successfully identify and acquire or in-license products or companies; our operations and legal risks; and the effectiveness of our cybersecurity risk management process. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including as a result of the risks and uncertainties discussed in “Part I, Item 1A, Risk Factors” of this Annual Report on Form 10‑K. Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as required by applicable law. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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
•Our prospects are highly dependent on our existing commercial products. To the extent that the commercial success of our products in the US and respective territories outside of the US is diminished or halted, our business, financial condition and results of operations may be adversely affected, and the price of our common stock may decline.

•We may not be able to successfully develop or commercialize our product candidates if problems arise in the clinical testing and/or approval process. There is a high risk that drug discovery and development efforts might not generate successful product candidates. If the results of our clinical trials do not meet the primary efficacy endpoints, or if the top-line data from the results of our clinical trials may not ultimately meet the requirements for an NDA approval by the FDA and other regulatory authorities, the commercial prospects of our business may be harmed, and our ability to generate product revenues may be delayed or eliminated.
•Our strategy to expand our hematology and oncology pipeline on our own, or through acquisitions or in-licensing of early or late-stage products or companies, or through partnerships with pharmaceutical and biotechnology companies, as well as academic institutions and government organizations, may not be successful.
•Even if we, or any of our collaborative partners, are able to continue to commercialize our products or any product candidate that we, or they, develop, the product may become subject to unfavorable pricing regulations, unfavorable health technology assessments (HTA), third-party payor reimbursement practices or labeling restrictions, all of which may vary from country to country and any of which could harm our business.
•If we are unable to successfully market and distribute our products and retain experienced commercial personnel, our business will be substantially harmed.
•We are subject to stringent and evolving healthcare regulatory, privacy and information security laws, regulations, rules, policies and contractual obligations, and changes in such laws, regulations, rules, policies, contractual obligations and our actual or perceived failure to comply with such requirements could subject us to significant investigations, audits, fines, penalties, and claims, any of which may have a material adverse effect on our business, financial condition, results of operations or prospects.
•If manufacturers obtain approval for generic versions of our products, or of products with which we compete, our business may be harmed.
•Unforeseen safety issues could emerge with our products that could require us to change the prescribing information to add warnings, limit use of the product, and/or result in litigation. Any of these events could have a negative impact on our business.
•We rely and may continue to rely on third-party distribution facilities for the sale of our products and potential sale of any of our product candidates. If any or all of them become subject to adverse findings from inspections or face other difficulties to operate, then the distribution of our products may be interrupted or otherwise adversely affected.
•We lack the capability to manufacture compounds for clinical development and we intend to rely on third parties for commercial supply, manufacturing and distribution, if any, of our product candidates which receive regulatory approval and we may be unable to obtain required material or product in a timely manner, at an acceptable cost or at a quality level required to receive regulatory approval.
•Any product for which we have obtained regulatory approval, or for which we obtain approval in the future, is subject to, or will be subject to, extensive ongoing regulatory requirements by the FDA, EMA, MHRA and other comparable regulatory authorities, and if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products, we may be subject to penalties, we may be unable to generate revenue from the sale of such products, our potential for generating positive cash flow may be diminished, and the capital necessary to fund our operations will be increased. Additionally, approval of a drug under the accelerated drug approval program may be withdrawn or the labeled indication of the drug changed if trials fail to verify clinical benefit or do not demonstrate sufficient clinical benefit to justify the risks associated with the drug.
•If our corporate collaborations or license agreements are unsuccessful, or if we fail to form new corporate collaborations or license agreements, our research and development efforts could be delayed.
•Our success is dependent on securing intellectual property rights and data exclusivity and other regulatory rights (such as orphan exclusivity, pediatric extensions and supplementary protection certificate) held by us and third parties, and our interest in such rights is complex and uncertain.
•If a dispute arises regarding the infringement or misappropriation of the proprietary rights of others, such dispute could be costly and result in delays in our research and development activities, partnering and commercialization activities.
•If our competitors develop technologies that are more effective than ours, our commercial opportunity will be reduced or eliminated.
•If product liability lawsuits are successfully brought against us, we may incur substantial liabilities and may be required to limit commercialization of our products.
PART I
Item 1. Business
Overview
We are a biotechnology company dedicated to developing and providing novel therapies that significantly improve the lives of patients with hematologic disorders and cancer. We focus on products that address signaling pathways that are critical to disease mechanisms.
TAVALISSE® (fostamatinib disodium hexahydrate) is our first FDA-approved product and is the only approved oral spleen tyrosine kinase (SYK) inhibitor for the treatment of adult patients with chronic immune thrombocytopenia (ITP) who have had an insufficient response to a previous treatment. The product is also commercially available in Europe and the United Kingdom (UK) (as TAVLESSE), and in Japan, the Republic of Korea (Korea), Canada and Israel (as TAVALISSE) for the treatment of chronic ITP in adult patients.
REZLIDHIA® (olutasidenib) is our second FDA-approved product and indicated for the treatment of adult patients with relapsed or refractory (R/R) acute myeloid leukemia (AML) with a susceptible isocitrate dehydrogenase-1 (IDH1) mutation as detected by an FDA-approved test. We in-licensed REZLIDHIA from Forma Therapeutics, Inc., now Novo Nordisk (Forma), with exclusive, worldwide rights for its development, manufacturing and commercialization, pursuant to a license and transition services agreement entered in July 2022.
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
Our development pipeline includes R289, our dual interleukin receptor-associated kinases 1 and 4 (IRAK1/4) inhibitor program, which is being advanced in an open-label, Phase 1b study to determine the safety, tolerability and preliminary efficacy of the drug in patients with lower-risk myelodysplastic syndrome (MDS) who are relapsed, refractory or resistant to prior therapies.

To expand our evaluation of olutasidenib in other disease areas with IDH1 mutations, we have strategic development collaborations with the University of Texas MD Anderson Cancer Center (MDACC) and with Collaborative Network for Neuro-Oncology Clinical Trials (CONNECT). We also have a receptor-interacting serine/threonine-protein kinase 1 (RIPK1) inhibitor program in clinical development that is being led by our partner Eli Lilly and Company (Lilly).
Business Updates
TAVALISSE in ITP
In 2025, we recognized $158.8 million of TAVALISSE net product sales, a 51.6% increase compared to $104.8 million in 2024. The increase was primarily due to increased quantities sold, lower revenue reserves rate and higher price per bottle.
REZLIDHIA in R/R AML with mIDH1
In 2025, we recognized $31.0 million of REZLIDHIA net product sales, a 34.8% increase compared to $23.0 million in 2024. The increase was primarily due to increased quantities sold and higher price per bottle, which were partially offset by higher revenue reserves rate.
GAVRETO in metastatic RET fusion-positive NSCLC and advanced thyroid cancers
In 2025, we recognized $42.1 million of GAVRETO net product sales, compared to $17.1 million in 2024. We began our commercialization of GAVRETO in late June 2024.
R289, an Oral IRAK1/4 Inhibitor for Lower-Risk MDS
We advanced the development of our dual IRAK1/4 inhibitor program, following evaluation of single and multiple ascending doses of R289 in healthy subjects. The ongoing Phase 1b open-label, multicenter study evaluates the safety, tolerability and preliminary efficacy of R289 in patients with R/R lower-risk MDS. This Phase 1b study is expected to enroll approximately 86 patients (up to 36 patients in the dose escalation phase, up to 40 patients in the dose expansion phase, and 10 patients in an exploratory cohort evaluating post- or ineligible erythropoiesis-stimulating agent (ESA), treatment naïve patients). The primary objective of the study is safety, with secondary and exploratory objectives to assess preliminary efficacy and characterize the pharmacokinetic and pharmacodynamic profile of R289. Enrollment in the dose escalation part of the study was completed in July 2025. In October 2025, we announced enrollment of the first patient in the dose expansion part of the study, where up to 40 patients will be randomized to receive either 500 mg once daily or twice daily to determine the recommended Phase 2 dose for future clinical studies. We are on track to complete enrollment of the dose expansion phase of the Phase 1b study and select the recommended Phase 2 dose for future clinical studies in the second half of 2026. We anticipate sharing preliminary data from the dose expansion phase of the study by the end of 2026.
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
In December 2025, we presented the updated data from the dose escalation phase of our ongoing Phase 1b study evaluating R289 in patients with R/R lower-risk MDS, at the 67th ASH Annual Meeting and Exposition. R289 continued to be generally well tolerated in a heavily pretreated R/R lower-risk MDS patient population, the majority of whom were HTB at baseline. As of the October 28, 2025 data cutoff, 33 patients were enrolled in the dose escalation part of the study. Patients had a median age of 75. The median number of prior therapies was 3 (range: 1-8); 76% (25) of patients had received luspatercept, 73% (24) had received an ESA, 67% (22) had received a hypomethylating agent (HMA) and 6% (2) had received imetelstat. Sixty-one percent (20) of patients were HTB at baseline. Sixty-seven percent (22) of patients were ring sideroblast negative. Median duration of treatment was 5.5 months (range: 0.9 - 27.7 months). R289 was generally well tolerated across all dose groups in this heavily pre-treated lower-risk MDS patient population, the majority of whom were HTB at baseline. The most common Grade 1/2 treatment-emergent adverse events were diarrhea, constipation and fatigue, increased creatinine, and cough. The most frequent Grade 3/4 treatment-emergent adverse events were anemia, decreased neutrophil count and pneumonia, and increased alanine aminotransferase (ALT) and aspartate aminotransferase (AST). One dose limiting toxicity (Grade 4 AST increased/Grade 3 ALT increased) was reported in the 750 mg dose group. For evaluable transfusion dependent patients (≥16 weeks follow up) at dose levels of at least 500 mg once daily and higher, 6/18 (33%) patients achieved durable RBC-TI of >8 weeks (500 mg once daily (1/3), 750 mg once daily (2/5), 500/250 mg once daily (1/5), 500 mg twice daily (2/5)). Duration of RBC-TI was >16 weeks in 4 patients and >24 weeks in 3 patients. The median time to onset of RBC-TI was 1.9 months and the median duration of RBC-TI was 22.9 weeks. Peak hemoglobin increases of 2.9 to 6.1 g/dL compared to baseline occurred in patients achieving RBC-TI. Of the 6 patients achieving RBC-TI, 5 had received an HMA.
The FDA granted R289 Orphan Drug designation for the treatment of myelodysplastic syndromes in January 2025 and Fast Track designation for the treatment of previously-treated transfusion dependent lower-risk myelodysplastic syndrome in November 2024.
Olutasidenib in AML, Other Hematologic Cancers and HGG
In December 2023, we entered into a Strategic Collaboration Agreement with MDACC, a comprehensive cancer research, treatment, and prevention center. The collaboration expanded our evaluation of olutasidenib in AML and other hematologic cancers with IDH1 mutations. Under the Strategic Collaboration Agreement, we jointly lead the clinical development efforts with MDACC to evaluate the potential of olutasidenib to treat newly diagnosed and R/R patients with AML, higher-risk MDS, and advanced myeloproliferative neoplasms, in combination with other agents. The collaboration also supports the evaluation of olutasidenib as monotherapy in patients with IDH1 mutated clonal cytopenia of undetermined significance (CCUS) and lower-risk MDS, as well as maintenance therapy following hematopoietic stem cell transplant. Further, this collaboration also supports the evaluation of olutasidenib in combination with co-targeted therapies in patients with R/R IDH1-mutated myeloid malignancies harboring activated signaling pathway mutations. There are five studies open for enrollment associated with the multi-year strategic development alliance. Under the Strategic Collaboration Agreement, we will provide MDACC the study materials and $15.0 million in time-based milestone payments as compensation for services to be provided for the studies, over the five-year collaboration term, unless terminated earlier as provided for in the agreement. Through December 31, 2025, we have provided $5.3 million in funding to MDACC.
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
Global Strategic Partnership with Lilly
In February 2021, we entered global exclusive license and strategic collaboration with Lilly to develop and commercialize ocadusertib (previously R552), an investigational, potent and selective RIPK1 inhibitor, for the treatment of non-central nervous system (non-CNS) diseases, and additional RIPK1 inhibitors for the treatment of central nervous system (CNS) diseases. RIPK1 is implicated in a broad range of key inflammatory cellular processes and plays a key role in tumor necrosis factor signaling, especially in the induction of pro-inflammatory necroptosis.
Lilly initiated a Phase 2a/2b clinical trial studying ocadusertib in adult patients with moderately to severely active rheumatoid arthritis. Enrollment in the Phase2a part of the trial was completed during the fourth quarter of 2025 and the trial is ongoing.
Under the Lilly Agreement, we were responsible for 20% of the development costs for ocadusertib in the US, Europe, and Japan, up to a specified cap, and Lilly was responsible for funding the remainder of all development activities for ocadusertib and other non-CNS disease development candidates. Under the Lilly Agreement, we had the right to opt-out of co-funding the ocadusertib development activities in the US, Europe and Japan at two different specified times and as a result receive lesser royalties from sales. Following us providing the first opt-out notice to Lilly in September 2023, our cost share obligation for ocadusertib development activities ended on April 1, 2024. We paid Lilly a total of $21.4 million for our share of development costs incurred through April 1, 2024. Under the Lilly Agreement as amended, we had the right to opt-in to the co-funding of ocadusertib development activities, upon us providing notice to Lilly within 30 days of certain events, as specified in the Lilly Agreement. On April 30, 2025, we provided notice to Lilly of our decision not to exercise our opt-in right following our evaluation of certain events specified in the Lilly Agreement. Following this notification, we are no longer obligated to share in any future global development costs. As such, we released the $40.0 million remaining cost share liability and recognized the amount as contract revenues from collaboration in the second quarter of 2025.
On October 1, 2025, we received notice from Lilly of its intent to terminate the CNS disease program under the Lilly Agreement, and such termination became effective on November 30, 2025.
Patent Infringement Lawsuit
In March 2025, we entered into a settlement agreement with Annora Pharma Private Ltd., Hetero Labs Ltd., and Hetero USA, Inc. (collectively, Annora), resolving patent litigation related to our product TAVALISSE. The litigation resulted from submission by Annora of an Abbreviated New Drug Application (ANDA) to the FDA seeking approval to market a generic version of TAVALISSE in the US. Under the terms of the settlement agreement, Annora will have a license to sell its generic product in the second quarter of 2032 or earlier under certain circumstances. In accordance with the settlement agreement, the parties terminated all ongoing litigation between us and Annora regarding TAVALISSE patents. For a more detailed discussion of this litigation matter, see “Part I, Item 3, Legal Proceedings” of this Annual Report on Form 10-K.
Strategy
Our goal is to establish ourselves as a successful commercial stage biopharmaceutical company with meaningful development capabilities. We aim to expand our commercial business in the US on our own efforts and internationally through strategic partnerships. We maintain a strong commercial and medical affairs organization to support the execution of our commercialization strategy and drive growth of TAVALISSE in chronic ITP, REZLIDHIA in mIDH1 R/R AML and GAVRETO in NSCLC and advanced thyroid cancers.
For the development and commercialization of fostamatinib and olutasidenib outside the US, we have entered into strategic partnerships and continue to evaluate additional partnership opportunities. We are also advancing the development of novel therapies designed to significantly improve the lives of patients with hematological disorders and cancer. We plan to further develop our existing products in other indications either independently or in collaboration with partners. In addition, we also aim to expand our portfolio with additional commercial products and/or additional candidates for our development pipeline, on our own and/or in partnership with pharmaceutical and biotechnology companies as well as academic institutions and government organizations.
In particular, the key elements that we believe are value drivers, which we plan to continue to execute while maintaining financial discipline include:
•growing sales of TAVALISSE in chronic ITP, REZLIDHIA in mIDH1 R/R AML, and GAVRETO in NSCLC and advanced thyroid cancers;
•advancing our development pipeline on our own and/or with collaboration partner(s); and
•pursuing growth opportunities through in-licensing and/or other business development activities.

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
Our Fostamatinib for Immune Thrombocytopenia (FIT) Phase 3 clinical program had a total of 150 ITP patients who were randomized into two identical multicenter, double-blind, placebo-controlled clinical trials. The patients were diagnosed with persistent or chronic ITP and had blood platelet counts consistently below 30,000 per microliter of blood. Two-thirds of the subjects received fostamatinib orally at 100 mg twice daily (bid) and the other third received placebo on the same schedule. Subjects were expected to remain on treatment for up to 24 weeks. At week four of treatment, subjects who failed to meet certain platelet counts and met certain tolerability thresholds could have their dosage of fostamatinib (or corresponding placebo) increased to 150 mg bid. The primary efficacy endpoint of this program was a stable platelet response by week 24 with platelet counts at or above 50,000 per microliter of blood for at least four of the final six qualifying blood draws. In August 2016, we announced the results of the first FIT study, reporting that fostamatinib met the study’s primary efficacy endpoint. The study showed that 18% of patients receiving fostamatinib achieved a stable platelet response compared to none receiving a placebo control. In October 2016, we announced the results of the second FIT study, reporting that the response rate (16% in the treatment group, versus 4% in the placebo group) was consistent with the first study, although the difference was not statistically significant. In the ITP double-blind studies, the most commonly reported adverse reactions occurring in at least 5% of patients treated with TAVALISSE were diarrhea, hypertension, nausea, dizziness, increased alanine aminotransferase, increased aspartate aminotransferase, respiratory infection, rash, abdominal pain, fatigue, chest pain, and neutropenia. Serious adverse drug reactions occurring in at least 1% of patients treated with TAVALISSE in the ITP double-blind studies were febrile neutropenia, diarrhea, pneumonia, and hypertensive crisis. A post-hoc analysis from our Phase 3 clinical program in adult patients with chronic ITP, highlighting the potential benefit of using TAVALISSE in earlier lines of therapy, was published in the British Journal of Haematology in July 2020. In addition, a report describing the long-term safety and durable efficacy of TAVALISSE with up to five years of treatment was published in Therapeutic Advances in Hematology in 2021.
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
The FDA recently approved the product WAYRILZTM (Sanofi SA) for the treatment of adults with persistent or chronic ITP. Other products in the US that are approved by the FDA to increase platelet production through binding to TPO receptors on megakaryocyte precursors include PROMACTA® (Novartis International AG), Nplate® (Amgen, Inc.), DOPTELET® (Swedish Orphan Biovitrum AB) and ALVAIZTM (Teva Pharmaceutical Industries Ltd.). In addition, the availability of generic versions of TPO receptor agonists may further intensify competition and adversely affect the market. In the longer term, we may eventually face competition from potential manufacturers of generic versions of our marketed products, including the proposed generic version of TAVALISSE, which, if approved and allowed to enter the market, could result in significant decreases in the revenue derived from the sale of TAVALISSE and thereby materially harm our business and financial condition.
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
Fostamatinib outside of the US
We have a commercialization license agreement with Grifols for exclusive rights to commercialize fostamatinib for human diseases, and non-exclusive rights to develop, fostamatinib in their territory. Grifols territory includes EU, the UK, Turkey, the Middle East, North Africa and Russia (including Commonwealth of Independent States (CIS)). In January 2020, the European Commission (EC) granted a centralized MA for fostamatinib (TAVLESSE) valid throughout the EU and which has been grandfathered in the UK, after the departure of the UK from the EU, for the treatment of chronic ITP in adult patients who are refractory to other treatments. Grifols has launched TAVLESSE in the UK and certain countries in EU including Germany, France, Italy and Spain, and continues a phased rollout across the rest of EU.
We have an exclusive license and supply agreement with Kissei to develop and commercialize fostamatinib in all current and potential indications in Japan, China, Taiwan and Korea. Kissei is a Japan-based pharmaceutical company addressing patients’ unmet medical needs through its research, development and commercialization efforts, as well as through collaborations with partners. Japan has the third highest prevalence of chronic ITP in the world behind the US and Europe. Kissei was granted orphan drug designation from the Japanese Ministry of Health, Labor and Welfare for R788 (fostamatinib) in chronic ITP in February 2020. In December 2022, Japan’s Pharmaceuticals and Medical Devices Agency (PMDA) approved TAVALISSE for the treatment of persistent and chronic ITP, and in April 2023, Kissei launched TAVALISSE for chronic ITP in Japan. In January 2025, Kissei announced the Korean Ministry of Food and Drug Safety approved TAVALISSE for the treatment of thrombocytopenia in adult patients with chronic ITP who have had an insufficient response to a previous treatment. In July 2025, Kissei announced that its licensing partner, JW Pharmaceutical Corporation, commercially launched TAVALISSE in Korea.
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
REZLIDHIA/Olutasidenib in R/R AML with mIDH1
REZLIDHIA overview
mIDH1 alterations are seen in AML, MDS, glioma, chondrosarcoma, and intrahepatic cholangiocarcinoma. It is estimated that there are approximately 1,000 adult patients, a well-identified patient population, with mIDH1 R/R AML, part of an AML market estimated to have an incidence of approximately 22,720 cases in the US in 2026, and an estimated 120,000 cases globally. Despite having approved treatment options for R/R AML patients who are mIDH1 positive, an unmet need remains.
Olutasidenib, an oral, small molecule drug designed to selectively bind to and inhibit mIDH1, is a treatment option with durable remissions, reduced QTc potential (referring to a lower observed impact on the heart rate–corrected QT interval on electrocardiogram), and a stable pharmacokinetics profile that enables a consistent drug exposure over time. This targeted agent has the potential to provide therapeutic benefit by reducing 2-hydroxyglutarate levels and restoring normal cellular differentiation. IDH1 is a natural enzyme that is part of the normal metabolism of all cells. When mutated, IDH1 activity can promote blood malignancies and solid tumors. Olutasidenib was granted orphan drug designation by the FDA for the treatment of AML, which provides orphan drug market exclusivity from the time of marketing approval on December 1, 2022.

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
In January 2023, we announced that REZLIDHIA has been added by the NCCN to the latest NCCN Guidelines for AML. REZLIDHIA is now included as a recommended targeted therapy for adult patients with R/R AML with IDH1 mutation.
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
In May 2024, we announced the presentation of the registrational Phase 2 trial of REZLIDHIA in R/R mIDH1 AML patients at the 2024 ASCO Annual Meeting and EHA 2024 Hybrid Congress. The data presented reinforces REZLIDHIA’s efficacy in heavily pretreated patients with mIDH1 AML, including those R/R to prior venetoclax. The safety profile was consistent with what was previously reported. Further, REZLIDHIA was generally well tolerated in elderly patients with R/R mIDH1 AML and induced remissions. Despite the challenges of treating elderly patients who had already failed prior AML treatment, the results suggest that elderly patients can benefit from therapy with REZLIDHIA. REZLIDHIA was also effective in achieving remission in patients with mIDH1 R/R AML and served as a bridging strategy towards potentially curative allogeneic transplantation in a substantial subset of these previously ineligible patients.

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
Olutasidenib outside of the US
We have a collaboration and license agreement with Kissei for an exclusive rights to develop and commercialize olutasidenib in all human diseases in Japan, Korea and Taiwan. Kissei will initially seek approval for REZLIDHIA in Japan for R/R mIDH1 AML and will be responsible for conducting clinical studies as required by the Japanese PMDA. We remain responsible for the manufacture and supply of olutasidenib for all development and commercialization activities and will supply Kissei with bulk drug product for use under the license and supply agreements.
We also have a commercial license agreement with Dr. Reddy’s for an exclusive license to develop and commercialize olutasidenib in Dr. Reddy’s territory which includes Latin America, South Africa, India, certain countries in the CIS, Southeast Asia region and North Africa, Australia, and New Zealand. We are responsible for the exclusive manufacture and supply of olutasidenib for all future development and commercialization activities under a supply agreement.
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
RET is a receptor tyrosine kinase that activates multiple downstream pathways involved in cell proliferation and survival. RET can be activated by mutation or when a portion of the RET gene that encodes the kinase domain is joined to part of another gene creating a fusion gene that encodes an aberrantly activated RET fusion protein. RET alterations, such as fusions or mutations, drive the growth of multiple tumor types. It is estimated that over 229,000 adult patients in the US will be diagnosed with lung cancer in 2026. NSCLC is the most common type of lung cancer in the US accounting for 77% of all lung cancer diagnoses. RET activating fusions are key disease drivers in NSCLC. RET fusions are implicated in approximately 1-2% of patients with NSCLC.
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
On December 22, 2025, the FDA notified us of the approval of a Prior Approval supplemental NDA for GAVRETO, which updated the US Prescribing Information to add a boxed warning regarding serious infections, including opportunistic infections. We previously communicated this risk information to healthcare providers via a Dear Healthcare Provider letter in October 2024. The FDA also notified us that we have met our postmarketing commitment for GAVRETO from our September 2020 accelerated approval to submit the final report for the AcceleRET-Lung study.
In January 2026, we presented initial data from the TAPISTRY study in a poster presentation at the ASCO Gastrointestinal Cancers Symposium. TAPISTRY is a Phase 2, global, open-label, multicohort study evaluating the efficacy and safety of pralsetinib in patients with RET fusion-positive solid tumors, including pancreatic, colorectal, and hepatobiliary cancers. The reported analysis included results from an efficacy-evaluable population of 39 patients, in which pralsetinib demonstrated an overall response rate of 67%. These results support continued evaluation of pralsetinib in RET fusion-positive tumors beyond lung cancer; however, further clinical investigation is ongoing, and there can be no assurance that these results will be confirmed in future studies or lead to regulatory approval for additional indications.
The National Comprehensive Cancer Network (NCCN) Clinical Practice Guidelines in Oncology Guidelines (NCCN Guidelines) for NSCLC recommends pralsetinib as a preferred first-line treatment option for RET+ patients, including for patients identified during first-line treatment with systemic therapy.
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
We advanced the development of our IRAK1/4 inhibitor program, following evaluation of single and multiple ascending doses of R289, a new pro-drug formulation of R835, in healthy subjects. In January 2022, we initiated a Phase 1b open-label, multicenter study to evaluate the safety, tolerability and preliminary efficacy of R289 in patients with R/R lower-risk MDS. In December 2022, we announced the dosing of the first patient. This Phase 1b study is expected to enroll approximately 86 patients (up to 36 patients in the dose escalation phase, up to 40 patients in the dose expansion phase, and 10 patients in an exploratory cohort evaluating post- or ineligible ESA treatment naïve patients). The primary objective of the study is safety, with secondary and exploratory objectives to assess preliminary efficacy and characterize the pharmacokinetic and pharmacodynamic profile of R289. Enrollment in the dose escalation part of the study was completed in July 2025. In October 2025, we announced enrollment of the first patient in the dose expansion part of the study, where up to 40 patients will be randomized to receive either 500 mg once daily or twice daily to determine the recommended Phase 2 dose for future clinical studies. We are on track to complete enrollment of the dose expansion phase of the Phase 1b study and select the recommended Phase 2 dose for future clinical studies in the second half of 2026. We anticipate sharing preliminary data from the dose expansion phase of the study by the end of 2026.
In December 2024, initial data from the dose escalation part of the Phase 1b study was presented at the 66th ASH Annual Meeting and Exposition. In summary, R289 was generally well tolerated with preliminary signs of efficacy in a heavily pretreated lower-risk MDS patient population, the majority of whom were HTB at baseline. RBC-TI ≥8 weeks was achieved by three patients (1 at 500 mg once daily and 2 at 750 mg once daily); two HTB patients achieved RBC-TI >24 weeks. The median duration of RBC-TI was 29 weeks (range 12.7-51.9 weeks). The three patients that achieved RBC-TI had peak hemoglobin increases exceeding 2.0 g/dL compared to baseline. We also reported that one HTB patient receiving 500 mg once daily achieved a minor HI-E response, with a 64% reduction in RBC transfusions compared to baseline; however, in the July 15, 2025 data cut, we determined that this patient had received blood transfusions that were not captured in the database at the time of the initial data analysis. Accordingly, this patient was subsequently determined to be a non-responder.
In December 2025, we presented the updated data from the dose escalation phase of our ongoing Phase 1b study evaluating R289 in patients with R/R lower-risk MDS, at the 67th ASH Annual Meeting and Exposition. R289 continued to be generally well tolerated in a heavily pretreated R/R lower-risk MDS patient population, the majority of whom were HTB at baseline. As of the October 28, 2025 data cutoff, 33 patients were enrolled in the dose escalation part of the study. Patients had a median age of 75. The median number of prior therapies was 3 (range: 1-8); 76% (25) of patients had received luspatercept, 73% (24) had received an ESA, 67% (22) had received an HMA and 6% (2) had received imetelstat. Sixty-one percent (20) of patients were HTB at baseline. Sixty-seven percent (22) of patients were ring sideroblast negative. Median duration of treatment was 5.5 months (range: 0.9 - 27.7 months). R289 was generally well tolerated across all dose groups in this heavily pre-treated lower-risk MDS patient population, the majority of whom were HTB at baseline. The most common Grade 1/2 treatment-emergent adverse events were diarrhea, constipation and fatigue, increased creatinine, and cough. The most frequent Grade 3/4 treatment-emergent adverse events were anemia, decreased neutrophil count and pneumonia, and increased ALT and AST. One dose limiting toxicity (Grade 4 AST increased/Grade 3 ALT increased) was reported in the 750 mg dose group. For evaluable transfusion dependent patients (≥16 weeks follow up) at dose levels of at least 500 mg once daily and higher, 6/18 (33%) patients achieved durable RBC-TI of >8 weeks (500 mg once daily (1/3), 750 mg once daily (2/5), 500/250 mg once daily (1/5), 500 mg twice daily (2/5)). Duration of RBC-TI was >16 weeks in 4 patients and >24 weeks in 3 patients. The median time to onset of RBC-TI was 1.9 months and the median duration of RBC-TI was 22.9 weeks. Peak hemoglobin increases of 2.9 to 6.1 g/dL compared to baseline occurred in patients achieving RBC-TI. Of the 6 patients achieving RBC-TI, 5 had received an HMA.
The FDA granted R289 Orphan Drug designation for the treatment of myelodysplastic syndromes in January 2025 and Fast Track designation for the treatment of previously-treated transfusion dependent lower-risk myelodysplastic syndrome in November 2024.
Olutasidenib for mIDH1 AML, Other Hematologic Cancers and HGG
We have a strategic collaboration agreement with MDACC to expand our evaluation of olutasidenib in AML and other hematologic cancers with IDH1 mutations. Under such collaboration agreement, we will jointly lead the clinical development efforts with MDACC to evaluate the potential of olutasidenib to treat newly diagnosed and R/R patients with AML, higher-risk MDS, and advanced myeloproliferative neoplasms, in combination with other agents. The collaboration will also support the evaluation of olutasidenib as monotherapy in patients with IDH1 mutated CCUS and lower-risk MDS, as well as maintenance therapy following hematopoietic stem cell transplant. Five studies in the multi-year strategic development alliance are open for enrollment. The five studies include, (i) a Phase 1b/2 triplet therapy trial of decitabine and venetoclax in combination with olutasidenib in patients with mIDH1 AML. The Phase 1b part of the trial seeks to determine the safety and tolerability and recommended Phase 2 dose of decitabine and venetoclax in combination with olutasidenib; (ii) a Phase 2 study in patients with IDH1-mutated CCUS, lower-risk MDS and chronic myelomonocytic leukemia (CMML); (iii) a Phase 1/2 study of olutasidenib maintenance therapy following an allogeneic stem cell transplant for patients with IDH1-mutated myeloid malignancies; (iv) a Phase 2 study of olutasidenib in combination with hypomethylating agents (HMA) in patients with mIDH1 higher-risk myelodysplastic syndrome (HR-MDS)/ CMML or advanced myeloproliferative neoplasms; and (v) a Phase 2 multi-arm, multi-center, open-label, non-randomized clinical study will evaluate olutasidenib in combination with co-targeted therapies in patients with R/R IDH1-mutated myeloid malignancies harboring activated signaling pathway mutations.
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
Partnered Clinical Programs
Ocadusertib – Lilly
Lilly initiated a Phase 2a/2b clinical trial studying ocadusertib in adult patients with moderately to severely active rheumatoid arthritis. Enrollment in the Phase2a part of the trial was completed during the fourth quarter of 2025 and the trial is ongoing.
Other Partnered Programs
We also have product candidates in clinical development with BerGenBio SA, now Onconinvent SA (BerGenBio) for the development and commercialization of AXL receptor tyrosine kinase inhibitor, R428 (now referred to as bemcentinib (BGB324)), and with Daiichi Sankyo (Daiichi) to pursue research related to MDM2 inhibitor, DS-3032 (now referred as milademetan). The worldwide rights to milademetan were out-licensed from Daiichi to Rain Oncology Inc., now Pathos AI, Inc.

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
We have experts in clinical development to design and implement clinical trials and to analyze the data derived from these trials. The clinical development group possesses expertise in project management and regulatory affairs. We work with external clinical research organizations with expertise in managing clinical trials, drug formulation, and the manufacture of clinical trial supplies to support our clinical development efforts. We also have strategic development collaborations with MDACC and CONNECT to conduct evaluation of olutasidenib in other diseases areas with IDH1 mutations.
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
TAVALISSE (fostamatinib). Fostamatinib is covered as a composition of matter in US Patent No. 7,449,458 having an earliest expiration date in 2026 and which was granted patent term extension extending the term to September 2031. In addition to the composition of matter patent, US patents covering our fostamatinib products directed to, among others, particular salts, crystalline forms, formulations and therapeutic uses, are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (referred to as the “Orange Book”) and have patent expiration dates falling between 2026 and 2032. As of December 31, 2025, there are 43 issued US patents including the aforementioned Orange Book listed patents, and 4 pending applications which includes pending applications covering additional therapeutic uses and formulation, which, if issued, will have expiration dates to 2046.
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
REZLIDHIA (olutasidenib). Olutasidenib is covered as a composition of matter in US Patent No. 9,834,539 having an earliest expiration date in 2035 and for which a patent term extension application is pending which is expected to extend the expiration to December 2036. In addition to the composition of matter patent, additional US patents covering our olutasidenib products which are directed to, among others, particular salts, solid forms, formulations and therapeutic uses, are listed in the Orange Book and have patent expiration dates falling between 2035 and 2039. As of December 31, 2025, there are 20 issued US patents including the aforementioned Orange Book listed patents covering our olutasidenib marketed products, and 14 pending US patent applications including patent applications directed to therapeutic uses and combination therapies with olutasidenib, which, if issued, will have expiration dates to 2045.

In Japan and Europe, corresponding olutasidenib composition of matter patents have issued having an earliest expiration date in 2035, not including any patent term extensions. We intend to file additional foreign applications directed to new therapeutic uses and combination therapies for olutasidenib, which, if issued, will have expiration dates to 2045.
GAVRETO (pralsetinib). Pralsetinib is covered as a composition of matter in US Patent No. 10,030,005 having an expiration date in November 2036. As of December 31, 2025, we have 6 issued and 6 pending patent applications in the US covering our pralsetinib product including particular solid forms and formulations, as well as therapeutic uses. Collectively, these patents and patent applications, if issued, will have expiration dates between 2036 and 2042.
R289. We have developed and continue to develop our patent portfolio covering our investigational candidate R289. R289 is covered as a composition of matter in US Patent No. 11,370,787, having an earliest expiration date in 2040, not including any potential patent term extension. As of December 31, 2025, we have 6 issued and 9 pending patent applications in the US covering additional R289 composition of matter, including salts and solid forms, as well as R289 formulation and therapeutic uses. Collectively, these patents and patent applications, if issued, will have earliest expiration dates falling between 2036 and 2046. We are seeking global patent protection for R289 and currently have R289 composition of matter patents and patent applications covering R289 that are issued or pending in over 20 countries. We intend to file additional US and foreign applications based on our ongoing development programs directed to new therapeutic uses and combination therapies as well as new formulations and methods of manufacture, to the extent they are discovered or invented.
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
Competition may also arise from:
•new or better methods of target identification or validation;
•generic version of our products or of products with which we compete;
•other drug development technologies and methods of preventing or reducing the incidence of disease;
•new small molecules; or
•other classes of therapeutic agents.
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
Many of our competitors, either alone or together with their collaborative partners, have significantly greater experience than we do in:
•identifying and validating targets;
•screening compounds against targets; and
•undertaking preclinical testing and clinical trials.
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
Our ability to compete successfully will depend, in part, on our ability to:
•identify and validate targets;
•discover candidate drug compounds that interact with the targets we identify;
•attract and retain scientific and product development personnel;
•obtain patent or other proprietary protection for our new drug compounds and technologies;
•enter commercialization agreements for our new drug compounds; and
•obtain and maintain an appropriate reimbursement price and positive recommendations by HTA bodies.
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
The FDA recently approved the product WAYRILZTM (Sanofi SA) for the treatment of adults with persistent or chronic ITP. Other products in the US that are approved by the FDA to increase platelet production through binding and TPO receptors on megakaryocyte precursors include PROMACTA (Novartis International AG), Nplate (Amgen, Inc.), DOPTELET (Dova Pharmaceuticals) and ALVAIZ (Teva Pharmaceutical Industries Ltd.). In addition, the availability of generic versions of TPO receptor agonists may further intensify competition and adversely affect the market. In the longer term, we may eventually face competition from potential manufacturers of generic versions of our marketed products, including the proposed generic version of TAVALISSE, which, if approved and allowed to enter the market, could result in significant decreases in the revenue derived from the sale of TAVALISSE and thereby materially harm our business and financial condition.

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
A drug product candidate must be approved by the FDA through the new drug application (NDA). An applicant seeking approval to market and distribute a new drug product in the US must typically undertake the following:
•completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice regulations;
•submission to the FDA of an IND, which must take effect before human clinical trials may begin;
•approval by an independent institutional review board (IRB) for each clinical site before each clinical trial may be initiated;
•performance of adequate and well-controlled human clinical trials in accordance with good clinical practices (GCP) to establish the safety and efficacy of the proposed drug product for each indication;
•preparation and submission to the FDA of an NDA requesting marketing for one or more proposed indications;
•review by an FDA advisory committee, if requested by the FDA;
•satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities at which the product, or components thereof, are produced to assess compliance with current Good Manufacturing Practices (cGMP), requirements and to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;
•satisfactory completion of FDA audits of clinical trial sites to assure compliance with GCPs and the integrity of the clinical data;
•payment of user fees and securing FDA approval of the NDA; and
•compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy, or REMS, and potentially post-market requirement, or PMR, and commitment, or PMC, studies.
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
Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include, among other things, the requirement that all research subjects provide their informed consent in writing before their participation in any clinical trial. Human clinical trials are typically conducted in sequential phases, which may overlap or be combined:
•Phase 1. The drug is initially introduced into a small number of healthy human subjects or, in certain indications such as cancer, patients with the target disease or condition and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an early indication of its effectiveness and to determine optimal dosage.
•Phase 2. The drug is administered to a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.
•Phase 3. These clinical trials are commonly referred to as “pivotal” studies, which denote a study that presents the data that the FDA or other relevant regulatory agency will use to determine whether or not to approve a drug. The drug is administered to an expanded patient population, generally at geographically dispersed clinical trial sites, in well-controlled clinical trials to generate enough data to statistically evaluate the efficacy and safety of the product for approval, identify adverse effects, establish the overall risk-benefit profile of the product and to provide adequate information for the labeling of the product.
•Phase 4. Post-approval studies may be conducted after initial marketing approval. These studies are used to gain additional experience from the treatment of patients in the intended therapeutic indication.
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
In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or PDMA, and its implementing regulations, as well as the Drug Supply Chain Security Act (DSCSA), which regulate the distribution and tracing of prescription drugs and prescription drug samples at the federal level, and set minimum standards for the regulation of drug distributors by the states. The PDMA, its implementing regulations and state laws limit the distribution of prescription pharmaceutical product samples, and the DSCSA imposes requirements to track and trace drug products, ensure accountability in distribution and to identify and remove counterfeit and other illegitimate products from the market.
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
However, the general pharmaceutical legislative framework, as well as the framework applicable to orphan and pediatric medicinal products in the EU, is under review. On April 26, 2023, the European Commission adopted a proposal for a new Regulation set to replace Regulation (EC) No 726/2004 and a new Directive replacing Directive 2001/83 on the Community Code relating to medicinal products for human use. If made into law, this proposal may reduce applicable regulatory exclusivities which will significantly affect all medicinal products that will be authorized after the legislative changes have taken effect, including a reduction in the 10-year orphan market exclusivity, which will be modulated according to certain parameters.
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
ANDA for generic drugs
In 1984, with passage of the Hatch-Waxman Amendments to the FDCA, Congress established an abbreviated regulatory scheme allowing the FDA to approve generic drugs that are shown to contain the same active ingredients as, and to be bioequivalent to, drugs previously approved by the FDA pursuant to NDAs. To obtain approval of a generic drug, an applicant must submit an ANDA to the agency. An ANDA is a comprehensive submission that contains, among other things, data and information pertaining to the active pharmaceutical ingredient (API), bioequivalence, drug product formulation, specifications and stability of the generic drug, as well as analytical methods, manufacturing process validation data and quality control procedures. ANDAs are “abbreviated” because they generally do not include preclinical and clinical data to demonstrate safety and effectiveness. Instead, in support of such applications, a generic manufacturer may rely on the preclinical and clinical testing previously conducted for a drug product previously approved under an NDA, known as the reference listed drug (RLD).
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
While the emergency determination and declaration are effective, the FDA may authorize the use of an unapproved product or an unapproved use of an approved product if it concludes that:
•an agent referred to in the emergency declaration could cause a serious or life-threatening disease or condition;
•it is reasonable to believe that the authorized product may be effective in diagnosing, treating, or preventing that disease or condition or a serious or life-threatening disease or condition caused by an approved product or a product marketed under an EUA;
•the known and potential benefits of the authorized product, when used for that disease or condition, outweigh known and potential risks, taking into consideration the material threat of agents identified in the emergency declaration;
•there is no adequate, approved, and available alternative to the authorized product for diagnosing, preventing, or treating the relevant disease or condition; and
•any other criteria prescribed by the FDA is satisfied.

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
Pharmaceutical Coverage, Pricing and Reimbursement
In the US and other countries, patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Third-party payors include federal and state government health programs such as Medicare and Medicaid, commercial health insurers, managed care organizations, and other organizations. Significant uncertainty exists as to the coverage and reimbursement status of products approved by the FDA and other government authorities. For example, in the US, there have been several recent US Congressional inquiries and proposed federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. This includes the Consolidated Appropriations Act of 2021, which addressed several drug price reporting and transparency measures, such as a new requirement for prescription drug plan sponsors and Medicare Advantage organizations to develop tools to display Medicare Part D prescription drug benefit information in real time and for insurance companies and employer-based health plans to report information on pharmacy benefit and drug costs to the Secretaries of the Departments of Health and Human Services, Labor and the Treasury. Additionally, on March 11, 2021, Congress enacted the American Rescue Plan Act of 2021, which included among its provisions a sunset of the provision in the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (collectively, the Affordable Care Act) that capped pharmaceutical manufacturers’ rebate liability under the Medicaid Drug Rebate Program (MDRP). Under the Affordable Care Act, manufacturers’ rebate liability previously was capped at 100% of the average manufacturer price for a covered outpatient drug. As of January 1, 2024, manufacturers’ MDRP rebate liability is no longer capped, potentially resulting in a manufacturer paying more in MDRP rebates than it receives on the sale of certain covered outpatient drugs. In August 2022, the Inflation Reduction Act of 2022 (IRA) was signed into law, which implements substantial changes to the Medicare program, including drug pricing reforms and changes to the Medicare Part D benefit design. Among other reforms, the IRA imposes inflation rebates on drug manufacturers for products reimbursed under Medicare Parts B and D if the prices of those products increase faster than inflation; implements changes to the Medicare Part D benefit that include capping the beneficiary annual out-of-pocket spending at $2,000 (adjusted annually for inflation), while imposing new discount obligations for pharmaceutical manufacturers; and establishing a “maximum fair price” for certain pharmaceutical and biological products covered under Medicare Parts B and D following a price negotiation process with the Centers for Medicare and Medicaid Services (CMS). CMS has also taken steps to implement the IRA, including negotiating and publishing “maximum fair prices” for drug selected under the IRA's price negotiation framework and releasing quarterly lists of Medicare Part B products and annual list of Medicare Part D products that are subject to adjusted coinsurance rates based on the inflationary rebate provisions of the IRA. While it remains to be seen how the drug pricing provisions imposed by the IRA will affect the broader pharmaceutical industry, several pharmaceutical manufacturers and other industry stakeholders have challenged the law, including through lawsuits brought against the DHHS, the Secretary of DHHS, CMS, and the CMS Administrator challenging the constitutionality and administrative implementation of the IRA’s drug price negotiation provisions. Additionally, when originally enacted, the IRA explicitly excluded from price negotiation orphan drugs designated for only one rare disease or condition and for which the only active approved indication is for such disease or condition. However, the One Big Beautiful Bill Act (OBBBA) signed into law on July 4, 2025, amended the applicable statute to broaden the orphan drug exclusion such that products with more than one orphan designation and more than one approved indication will remain exempt from price negotiation, so long as each approved indication is for a rare disease or condition. The OBBBA also postpones the start of price negotiation requirements for drugs and biologics with orphan designations until the product receives approval for a non-orphan indication.
Moreover, administrative actions continue to shape government pricing programs. For example, in September 2024, CMS published a final rule that included significant revisions to certain Medicaid Drug Rebate Program provisions, including, but not limited to: (i) new definitions for key terms under the Medicaid Drug Rebate Program, such as “covered outpatient drug” and “market date”; (ii) revised processes for identifying drug misclassifications, as well as additional penalties that can be imposed against manufacturers in connection with such misclassifications; and (iii) a new 12-quarter time limit for manufacturers to initiate disputes, hearing requests, and audits for state-invoiced rebate amounts. In addition, there are pending legal and legislative developments relating to the 340B drug pricing program, including ongoing litigation challenging federal enforcement actions against manufacturers and recently introduced and enacted state legislation. In March 2024, the US Court of Appeals for the Eighth Circuit upheld the Arkansas law prohibiting drug makers for restricting 340B drug discounts for providers using contract pharmacies. The current administration has also considered several changes to the 340B program, including a proposal in the President’s 2026 budget to shift oversight of the 340B program from the Health Resources and Services Administration (HRSA) to CMS. Additionally, on July 31, 2025, HRSA announced that it will implement a 340B Rebate Model Pilot Program that will be open to a selected group of drugs and manufacturers. The Pilot was intended to become effective January 1, 2026, but implementation has been paused due to ongoing litigation.
At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including limitations on reimbursement, discounts, restrictions on certain product access and marketing, cost disclosure (including disclosures for certain price increases or launches of costly drugs), and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing. Another emerging trend at the state level is the establishment of prescription drug affordability boards, some of which will prospectively permit certain states to establish upper payment limits for drugs that the state has determined to be “high-cost”. Prescription drug affordability boards in several states have begun identifying products for affordability reviews and issuing information request to manufacturers to determine whether upper payment limits may be justified. Thus, even if a product candidate is approved, sales of the product will depend, in part, on the extent to which third-party payors provide coverage and establish adequate reimbursement levels for the product. It is likely that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for a pharmaceutical manufacturer’s products or additional pricing pressure.
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

The containment of healthcare costs also has become a priority of federal, state and foreign governments and the prices of drugs have been a focus in this effort. Governments and third-party payors have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Increasingly, the third-party payors who reimburse patients or healthcare providers, such as government and private insurance plans, are requiring that drug companies provide them with predetermined discounts from list prices and are seeking to reduce the prices charged or the amounts reimbursed for medical products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit a company’s revenue generated from the sale of any approved products. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which a company or its collaborators receive marketing approval, less favorable coverage policies and reimbursement rates may be implemented in the future.
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
•the federal Anti-Kickback Statute, which is a criminal law that prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, paying, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid. The term “remuneration” has been broadly interpreted to include anything of value. The intent standard under the federal Anti-Kickback Statute was amended by the Affordable Care Act to a stricter standard such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. The federal Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, pharmacies, purchasers, and formulary managers on the other, including, for example, consulting/speaking arrangements, discount and rebate offers, grants, charitable contributions, and patient support offerings, among others. A conviction for violation of the federal Anti-Kickback Statute can result in criminal fines and/or imprisonment and requires mandatory exclusion from participation in federal health care programs. Exclusion may also be imposed if the government determines that an entity has committed acts that are prohibited by the federal Anti-Kickback Statute. Although there are a number of statutory exceptions and regulatory safe harbors to the federal Anti-Kickback Statute protecting certain common business arrangements and activities from prosecution or regulatory sanctions, the exceptions and safe harbors are drawn narrowly, and practices that involve remuneration to those who prescribe, purchase, or recommend pharmaceutical and biological products, including certain discounts, or engaging such individuals as speakers or consultants, may be subject to scrutiny if they do not fit squarely within an exception or safe harbor. Moreover, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act;
•the federal civil and criminal false claims laws and civil monetary penalty laws, including the civil False Claims Act (FCA), which prohibits, among other things, (i) knowingly presenting, or causing to be presented, claims for payment of government funds that are false or fraudulent; (ii) knowingly making, or using or causing to be made or used, a false record or statement material to a false or fraudulent claim; (iii) knowingly making, using or causing to made or used a false record or statement material to an obligation to pay money to the government; or (iv) knowingly concealing or knowingly and improperly avoiding, decreasing, or concealing an obligation to pay money to the federal government. Private individuals, commonly known as “whistleblowers,” can bring FCA qui tam actions, on behalf of the government and may share in amounts paid by the entity to the government in recovery or settlement. Pharmaceutical companies have been investigated and/or subject to government enforcement actions asserting liability under the FCA in connection with their alleged off-label promotion of drugs, purportedly concealing price concessions in the pricing information submitted to the government for government price reporting purposes, and allegedly providing free product to customers with the expectation that the customers would bill federal healthcare programs for the product. In addition, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA. Moreover, manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. FCA liability is potentially significant in the healthcare industry because the statute provides for treble damages and significant mandatory penalties per false or fraudulent claim or statement for violations. Such per-claim penalties are currently set at $14,308 to $28,619 per false claim or statement for penalties assessed after January 15, 2025, with respect to violations occurring after November 2, 2015. Criminal penalties, including imprisonment and criminal fines, are also possible for making or presenting a false, fictitious or fraudulent claim to the federal government;
•the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil liability for, among other things, executing or attempting to execute a scheme to defraud any healthcare benefit program, including any third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statements or representations, or making false statements relating to healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and their respective implementing regulations, which impose HIPAA-covered entities and their business associates’ obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security, accessibility and transmission of individually identifiable health information, including protected health information. While the vast majority of HIPAA obligations do not apply to pharmaceutical companies or clinical trial data, the requirements inform privacy and security practices across the industry and may impact interactions with health care providers. Moreover, HITECH created tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions;
•the federal payment transparency tracking and reporting requirements known as the federal Physician Payments Sunshine Act, implemented as the Open Payments Program, which requires certain manufacturers of drugs, devices, biologics and medical supplies, among others, to report annually to CMS, within the DHHS, information related to payments and other transfers of value made by that entity to US-licensed physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists, certified nurse midwives, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to timely, accurately, and completely submit the required information for all payments, transfers of value and ownership or investment interests may result in civil monetary penalties;
•state laws that require the reporting of certain pricing information, including information pertaining to and justifying price increases, prohibit prescription drug price gouging; or impose payment caps on certain pharmaceutical products deemed by the state to be “high cost”; and
•analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may be broader in scope than analogous federal laws and may apply to sales or marketing arrangements and claims involving healthcare items or services regardless of payor.

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
Healthcare Reform
The US federal and state governments continue to propose and pass legislation designed to reduce the cost of healthcare. In March 2010, the US Congress enacted the Affordable Care Act, which included changes to the coverage and payment for drug products under government health care programs. This law was designed to expand access to health insurance coverage for uninsured and underinsured individuals while containing overall healthcare costs. There have been numerous judicial and Congressional challenges to certain aspects of the Affordable Care Act, as well as efforts to repeal or replace certain aspects of the Affordable Care Act. For example, the Tax Cuts and Jobs Act of 2017 included a provision that repealed the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Further, the Consolidated Appropriations Act of 2020 fully repealed the Affordable Care Act’s mandated “Cadillac” tax on certain high-cost employer-sponsored health coverage and the medical device excise tax on non-exempt medical devices, and also eliminated the health insurer tax. The Bipartisan Budget Act of 2018 (BBA) amended the Affordable Care Act to increase from 50% to 70% the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D. The IRA also requires pharmaceutical manufacturers to pay 10% of the negotiated price of brands, biologics, and biosimilar products, when Medicare Part D beneficiaries are in the initial coverage phase, and 20% of the negotiated price during the catastrophic phase of Medicare Part D coverage. In December 2018, CMS published a new final rule permitting further collections and payments to and from certain Affordable Care Act qualified health plans and health insurance issuers under the Affordable Care Act risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On June 17, 2021, the US Supreme Court dismissed a judicial challenge to the Affordable Care Act brought by several states without specifically ruling on the constitutionality of the law. It is unclear how any future litigation and other healthcare reform efforts will impact the Affordable Care Act.
Other legislative changes have been proposed and adopted in the US since the Affordable Care Act was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013, and, due to subsequent legislative amendments, will remain in effect through the first eleven months of fiscal year 2032 sequestration order, unless additional Congressional action is taken (with the exception of a temporary suspension, and later a temporary reduction, instituted during the COVID-19 pandemic that expired on July 1, 2022). In January 2013, former President Obama signed into law the American Taxpayer Relief Act of 2012 (ATRA), which, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
In addition, there has been heightened governmental scrutiny in the US of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which among other changes, eliminated the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacture price, for single source and innovator multiple source drugs, as of January 1, 2024. The American Rescue Plan Act also temporarily increased premium tax credit assistance for individuals eligible for subsidies under the Affordable Care Act for 2021 and 2022 and removed the 400% federal poverty level limit that otherwise applies for purposes of eligibility to receive premium tax credits. The IRA extended this increased tax credit assistance and removal of the 400% federal poverty limit through 2025. The enhanced subsidies expired on December 31, 2025, but remain the subject of Congressional debate. The current presidential administration has also signaled its intent to pursue additional healthcare reform measures, including those aimed at reducing prescription drug prices. For example, President Trump has signed multiple executive orders addressing prescription drug pricing and access, including: on April 15, 2025, outlining several actions the Secretary of HHS must take to optimize healthcare regulations that will provide access to prescription drugs at lower costs; on May 5, 2025, aiming to promote domestic production of critical medicines; and on May 12, 2025, aiming to establish a “most favored nation” drug pricing policy that would tie US drug prices to the prices paid for drugs in other countries. Additionally, CMS has taken action to implement the administration’s “most-favored-nation” pricing policy, including by announcing a new voluntary payment model where drug manufacturers may offer supplemental rebates to participating state Medicaid programs to provide such Medicaid programs with a “most favored nation” price for participating manufacturers’ products, as well proposing mandatory payment models where, if finalized, manufacturers of certain Medicare Part B and Medicare Part D drugs would be assessed rebates if the prices for such products exceed those paid in economically comparable countries. It remains to be seen how these drug pricing initiatives will affect the broader pharmaceutical industry.
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
Manufacturing and Raw Materials
We currently do not have the manufacturing capabilities or experience necessary to produce our products or any product candidates for clinical trials. We currently use three API manufacturing facilities and three finished goods manufacturing facilities for our products. We do not own or operate manufacturing or distribution facilities or resources for clinical or commercial production and distribution of our product for commercial use or for preclinical and clinical trials. We assign internal personnel to manage and oversee third parties working on our behalf under contract. These third parties manufacture raw materials, API and finished drug product for commercial distribution and for use in clinical studies. We currently rely on and will continue to rely on these third-party contract manufacturers to produce sufficient quantities of our products.
Human Capital Resources
As of December 31, 2025, we have 172 full-time and 2 part-time employees. Of these employees, 85 were engaged in commercial activities, 52 were engaged in development activities, and 37 were engaged in general and administrative activities.
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

Environmental, Social and Governance (ESG)
Our approach to ESG factors is consistent with our mission and our corporate values. We are committed to conducting our business in a safe and environmentally sustainable manner that promotes the health of patients, our employees, our community and the environment. ESG oversight is exercised both at the Board of Directors level and through our executive leadership. The Corporate Governance, Health Care Compliance Oversight and Nominating Committee has oversight responsibility over our ESG strategy and policies and is briefed by management on matters related to ESG as appropriate. For more information and the latest on our ESG efforts, please refer to our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC. Additionally, our full ESG report is available on our website at www.rigel.com/investors/corporate-governance. Information in our ESG Report is not incorporated by reference into this Form 10-K.
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

Our future financial performance and our ability to sustain successful commercialization of our products and our ability to commercialize other product candidates that may receive regulatory approval will depend, in part, on our ability to manage any future growth effectively. In particular, as we continue to commercialize our products, we will need to support the training and ongoing activities of our sales force and will likely need to continue to expand the size of our employee base for managerial, operational, financial and other resources. To that end, we must be able to successfully:
•manage our development efforts effectively;
•integrate additional management, administrative and manufacturing personnel;
•further develop our marketing and sales organization; and
•maintain sufficient administrative, accounting and management information systems and controls.
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
In addition, acquisitions and in-licensing may entail numerous operational, financial and legal risks, including:
•potential failure of the due diligence process to identify significant problems, liabilities or other shortcomings or challenges of an acquired or licensed product candidate or technology, including problems, liabilities or other shortcomings or challenges with respect to intellectual property, product quality, partner disputes or issues and other legal and financial contingencies and known and unknown liabilities;
•inability to integrate the target company or in-licensed asset successfully into our existing business and inability to maintain the key business relationships of the target;
•in an in-licensing or an asset acquisition of a product that is commercially available in the market, we may not be able to successfully transition the existing patients who are dependent to the acquired or in-licensed product, or successfully enter into a reimbursement coverage contracts that the existing patients were previously dependent into, or successfully enter into a contract with contract manufacturers to continue the production of the in-licensed or acquired product;
•assumption of unknown or contingent liabilities or incurrence of unanticipated expenses;
•exposure to known and unknown liabilities, including possible intellectual property infringement claims, violations of laws, tax liabilities and commercial disputes;
•incurrence of substantial debt, dilutive issuances of securities or depletion of cash to pay for acquisitions;

•incurrence of large one-time expenses and acquiring intangible assets that could result in significant future amortization expense and significant write-offs;
•higher than expected acquisition and integration costs; and
•inability to maintain uniform standards, controls, procedures and policies.
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
In the US, these obligations include various federal, state, and local statutes, rules, and regulations relating to privacy and data security. The Federal Trade Commission (FTC) has authority under Section 5 of the FTC Act to regulate unfair or deceptive or practices, and has used this authority to initiate enforcement actions against companies that implement inadequate controls around privacy and information security in violation of their externally facing policies. The FTC has brought several cases alleging violations of Section 5 of the FTC Act with respect to health information, and has proposed rulemaking on a variety of privacy and data security topics. Additionally, the FTC may propose regulation concerning the ways in which companies collect, aggregate, protect, use, analyze, and retain consumer data, as well as transfer, share, sell, or otherwise monetize that data in the coming years. The FTC has also been active with respect to enforcement of its Health Breach Notification Rule and in scrutinizing the use and disclosure of sensitive personal information. The FTC finalized changes to the Health Breach Notification Rule in April 2024. Moreover, the US federal government has also enacted statutes to address privacy and information security issues impacting particular industries or activities, including the following laws and regulations, including, but not limited to: the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the Health Insurance Portability and Accountability Act (HIPAA), the Health Information Technology for Economic and Clinical Health Act, the Telephone Consumer Protection Act, the CAN-SPAM Act, and other laws and regulations, and continues to consider comprehensive federal privacy legislation.

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
Multiple other states have followed California and enacted comprehensive privacy laws, or are considering similar legislation. While these new laws and proposals generally include exemptions for HIPAA-covered protected health information and clinical trial data, they add layers of complexity to compliance in the US market, and could increase our compliance costs and adversely affect our business. Moreover, some states have enacted laws specific to health data privacy, which may cause additional compliance costs such as the Washington My Health My Data Act and Nevada’s Consumer Health Data Privacy Law. For example, the Washington My Health My Data Act regulates “consumer health data” which is defined as “personal information that is linked or reasonably linkable to a consumer and that identifies a consumer’s past, present, or future physical or mental health.” However, the My Health My Data Act provides exemptions for personal data used or shared in research, including data subject to 45 C.F.R. Parts 46, 50, and 56. States, such as Colorado, Utah and California, have passed or are considering legislation or regulation governing the development or use of artificial intelligence (AI) technologies, supplementing the existing consumer protection, FDA and other regulatory guidance that may apply to the use of AI technologies in our business, and which may impact our use of technology. Moreover, many states also have in place data security laws requiring companies to maintain certain safeguards with respect to the processing of personal information, and all states require companies to notify individuals or government regulators in the event of a data breach impacting such information.
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
Internationally, our operations abroad may also be subject to increased scrutiny or attention from foreign data protection authorities. For example, our clinical trial programs and research collaborations outside the US may implicate foreign data protection laws, including those in the European Economic Area, Switzerland, and/or the UK (collectively, Europe). Many jurisdictions have established or are in the process of establishing privacy and data security legal frameworks with which we, our collaborators, service providers, including our CROs, and contractors must comply. For example, in the EU, the collection, use, disclosure, transfer and other processing of personal data (i.e., data which identifies an individual or from which an individual is identifiable) is governed by the EU General Data Protection Regulation 2016/679 (the EU GDPR), which came into direct effect in all EU Member States on and from May 25, 2018. The UK has implemented the EU GDPR as the UK GDPR which sits alongside the UK Data Protection Act 2018 (as amended by the UK Data (Use and Access) Act 2025) (the UK GDPR, and together with the EU GDPR, the GDPR). The GDPR has direct effect where an entity is established in the European Economic Area (EEA) or the UK (as applicable) and has extraterritorial effect, including where an entity established outside of the EEA or the UK processes personal data in relation to the offering of goods or services to individuals in the EEA and/or the UK or the monitoring of their behavior.
The GDPR imposes obligations on controllers, including, among others:
•accountability and transparency requirements, requiring controllers to demonstrate and record compliance with the GDPR and to provide detailed information to data subjects regarding the processing of their personal data;
•requirements to process personal data lawfully including specific requirements for obtaining valid consent where consent is the lawful basis for processing;

•obligations to consider data protection when any new products or services are developed and designed (including e.g., to limit the amount of personal data processed);
•obligations to comply with data protection rights of data subjects including a right: (i) of access to, erasure of, or rectification of personal data, (ii) to restriction of processing or to withdraw consent to processing, (iii) to object to processing or to ask for a copy of personal data to be provided to a third party, and (iv) not to be subject to solely automated decision-making; and
•an obligation to report personal data breaches to: (i) the data protection supervisory authority without undue delay (and no later than 72 hours) after becoming aware of the personal data breach, where feasible, unless the personal data breach is unlikely to result in a risk to the data subjects’ rights and freedoms; and (ii) affected data subjects, where the personal data breach is likely to result in a high risk to their rights and freedoms without undue delay.
In addition, the EU GDPR prohibits the international transfer of personal data from the EEA to jurisdictions that the European Commission does not recognize as having an ‘adequate’ level of data protection unless a data transfer mechanism has been put in place or a derogation under the EU GDPR can be relied on. In certain cases (e.g., where transfers are made in reliance on EU standard contractual clauses (EU SCCs)) a company must also carry out a so-called transfer privacy impact assessment (TIA). A TIA, among other things, assesses laws governing access to personal data in the recipient country and considers whether supplementary measures that provide privacy protections additional to those provided under EU SCCs will need to be implemented to ensure an ‘essentially equivalent’ level of data protection to that afforded in the EEA.
On July 10, 2023, the European Commission adopted its Final Implementing Decision granting the US adequacy (Adequacy Decision) for EU-US transfers of personal data for entities self-certified to the EU-US Data Privacy Framework (DPF). Entities relying on EU SCCs for transfers to the US are also able to rely on the analysis in the Adequacy Decision as support for their TIA regarding the equivalence of US national security safeguards and redress.
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
Data protection supervisory authorities have the power under the GDPR to (amongst other things) impose fines for serious breaches of up to the higher of 4% of the organization’s annual worldwide turnover or €20 million (under the EU GDPR) or £17.5 million (under the UK GDPR). The GDPR identifies a list of points to consider when determining the level of fines for data supervisory authorities to impose (including the nature, gravity and duration of the infringement). Data subjects also have a right to compensation, as a result of an organization’s breach of the GDPR which has affected them, for financial or non-financial losses (e.g., distress).
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
In addition to data privacy requirements, cybersecurity requirements are laid down in various laws in the EU and the UK, the key ones being: (i) the GDPR (as discussed above), which requires controllers and processors to implement appropriate technical and organizational measures to safeguard personal data to a level of security appropriate to the risk; (ii) the UK Network and Information Systems Regulations 2018 (NIS Regulations), and (iii) the EU Network and Information Systems 2 Directive (NISD2).
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
In the UK, the NIS Regulations apply to ‘operators of essential services’ (OES) and ‘relevant digital service providers’ (RDSP) and the UK Government has introduced a Cyber Security and Resilience (Network and Information Systems) Bill to the UK Parliament in November 2025. The NIS Regulations require that appropriate and proportionate technical and organizational measures are implemented to manage the risk of network and information systems, and impose requirements related to incident handling and notification in relation to incidents with significant disruptive effect. Under the NIS Regulations, the ICO may issue fines of up to £17 million and take other action following non-compliance.
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
The NISD2 empowers the EU Member States to define all rules regarding penalties applicable to infringements, provided that they are effective, proportionate, and dissuasive. NISD2 states that any maximum fine which national implementing law provides for should at least be set at €10 million or 2% of total worldwide turnover, whichever is higher, where essential entities are concerned. Other sanctions may include (i) a temporary suspension to provide services in the EU (by suspending relevant authorizations/certifications); (ii) an order to make public certain elements of the infringement and/or inform customers; and (iii) injunctions to immediately cease infringing conduct. Importantly, NISD2 also provides that senior members of staff can be held personally liable and face administrative fines or be temporarily suspended from exercising managerial functions at the legal representative or chief executive officer level. The NISD2 has not to date been transposed by all EU Member States despite the deadline for doing so having passed.
In addition, the EU Critical Entities Resilience Directive (CER) is aimed at strengthening the resilience of ‘critical infrastructure’ against specific threats including cyber incidents, natural hazards, terrorist attacks, insider threats, and sabotage. The scope of CER includes entities designated as ‘critical’ under CER and includes (among other things) the health sector and the manufacturers of medical devices as ‘essential services.’ CER imposes cybersecurity and resilience requirements in particular in relation to incidents with so-called ‘significant disruptive effects’ – which are incidents that are able to significantly impact the continuation of the critical infrastructure service offering in the EU. Requirements include to: (i) identify relevant risks that may significantly disrupt the provision of essential services (i.e., pursuant to a risk assessment); (ii) take appropriate and proportionate technical, security and organizational measures to ensure resilience (i.e., based on the outcome of the risk assessment); and (iii) notify disruptive incidents to the competent authorities within 24 hours after becoming aware of an incident. CER is enforceable on a national EU Member State level by the competent authorities, and allows EU Member States to set penalties as long as they are effective, proportionate, and dissuasive. Our entities may be in scope of CER where they qualify as critical entities within the meaning of CER. CER has not to date been transposed by all EU Member States despite the deadline for doing so having passed.
In the EU, a number of new laws related to digital data and AI have recently entered into force, are expected to enter into force in the foreseeable future, or have been proposed and are being considered. We are still assessing the scope of application, impact, and risk of these recent EU laws on our business, and will continue to assess this moving forward, including for example: (i) the EU’s Data Act, which – came into force on January 11, 2024 and which seeks to, among other things regulate the use of, and access to, data generated through connected (or Internet-of-Things) devices and introduces a new means for public sector bodies to access, use and re-use private sector data. EU Member State competent authorities are empowered to enforce the Data Act and determine the appropriate sanction provided penalties are “effective, proportionate and dissuasive”; and (ii) the European Health Data Space Regulation (EHDS), which was formally adopted on January 8, 2025 and entered into force on March 26, 2025 and which seeks to, among other things, provide individuals with more control over their electronic health data (EHD), enable cross-border sharing of EHD between national EU healthcare systems and facilitate the sharing of EHD for secondary research purposes.
The EU has developed a standalone law to govern the offering and use of AI systems in the EU (AI Act) which entered into force on August 1, 2024 and is becoming applicable in a gradual manner between 2025-2027 depending on the requirements. The AI Act imposes regulatory requirements onto AI system providers, importers, distributors, and deployers, in accordance with the level of risk involved with the AI system (“unacceptable”, “high”, “limited”, and “minimal” risk). Unacceptable-risk AI systems are banned from being offered and used in the EU, and high-risk AI systems (which include AI used as part of medical devices in certain instances) are subject to a set of regulatory requirements under the AI Act including to establish quality and post-marketing monitoring and risk assessment systems, requirements related to the training of AI systems and training data, and requirements related to human oversight. Limited-risk AI systems are subject mainly to transparency requirements only and minimal-risk AI systems are not subject to obligations under the AI Act. General-purpose AI systems are subject to a number of requirements – mostly akin to the requirements that apply to high-risk AI systems under the AI Act.
Non-compliance with the AI Act may be subject to regulatory fines of up to the higher of 7% of annual worldwide turnover or €35 million. In parallel, on October 10, 2024, the EU adopted the EU Product Liability Directive to regulate non-contractual and non-fault based liability for defective products, including digital products and AI.
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
We, like many companies in our industry, are evaluating and using AI, including large language models and other emerging technologies, to enhance certain business processes, research initiatives, and operational efficiency. We expect that our reliance on these technologies may increase over time. As we incorporate AI and machine learning technologies in our business processes, evolving AI-specific regulation may impose additional obligations and liability for bias, transparency, or data handling, which could affect our ability to innovate efficiently. The performance of AI systems depends on the quality of the underlying data and algorithms. Errors, bias, or lack of transparency in AI outputs could lead to inaccurate analyses, unintended disclosures of confidential information, or flawed internal decisions. The use of third-party AI tools, including those hosted on external platforms, may also create risks relating to data privacy, cybersecurity, and intellectual property ownership, especially if proprietary or personal information is input into such systems. Because the laws, regulations, and ethical standards applicable to AI continue to develop, and public expectations surrounding responsible use of AI are increasing, we may face additional compliance burdens or reputational risks in the future. Any actual or perceived misuse of AI technologies, failure to comply with evolving requirements, or unanticipated consequences of AI-assisted activities could negatively impact our operations, reputation, or financial performance.

Significant changes or developments in US laws or policies, including changes in US healthcare regulation, may have a material adverse effect on our business.
There is uncertainty surrounding potential changes to the regulatory environment in the US, particularly as it relates to healthcare regulation and related programs, which may have an adverse effect on our business. For example, the current administration issued an executive order establishing an agency to reform federal government processes and reduce expenditures and has committed to significantly reduce government spending through cuts to federal healthcare programs and reductions in the workforces of key government agencies, such as DHHS, FDA, and CMS. Pressures on and uncertainty surrounding the US federal government’s budget, and potential changes in budgetary priorities, could adversely affect the funding for individual programs, including Medicare and other government programs upon which our business depends. Moreover, further efforts by the current administration to limit federal agency budgets or personnel. may lead to slower response times, less guidance and longer review periods, inconsistencies in execution of federal policies, potentially affecting our ability to progress development of our product candidates or obtain regulatory approval for our product candidates. Additionally, in February 2025 HHS ended a longstanding commitment to voluntarily comply with notice and comment requirements for public benefits rules, even when not required by statute, which could contribute to rapid changes in policy without opportunity for public input. The recent US federal government shutdown may prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, and may significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
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
The biopharmaceutical industry is subject to extensive regulatory obligations and policies that are subject to significant and abrupt change, including due to judicial challenges, election cycles, and resulting regulatory updates and changes in policy priorities.
On June 28, 2024, the US Supreme Court issued an opinion holding that courts reviewing agency action pursuant to the Administrative Procedure Act (APA) “must exercise their independent judgment” and “may not defer to an agency interpretation of the law simply because a statute is ambiguous.” The decision will have a significant impact on how lower courts evaluate challenges to agency interpretations of law, including those by HHS, CMS, FDA and other agencies with significant oversight of the biopharmaceutical industry. The new framework is likely to increase both the frequency of such challenges and their odds of success by eliminating one way in which the government previously prevailed in such cases. As a result, significant regulatory policies will be subject to increased litigation and judicial scrutiny.
In addition, federal agency activities, priorities, leadership, policies, rulemaking, communications, spending, and staffing may be significantly impacted by election cycles and legislative developments. For example, the current US presidential administration has committed to significantly reduce government spending through cuts to federal healthcare programs and reductions in the workforces of key government agencies, such as HHS, FDA, and CMS. Further efforts by the current administration to reduce federal spending may result in reductions to agency budgets, employees, and operations, which may lead to slower response times, less guidance and longer review periods, potentially affecting our ability to progress development of our product candidates or obtain regulatory approval for our product candidates. The administration and agencies have also made abrupt announcements about new or changed regulatory policies, such as policies related to use of AI to review product applications. And, federal government shutdowns may prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, and may significantly impact the ability of the FDA to timely review and process our regulatory submissions. These developments may lead to greater uncertainty regarding FDA policies, slower response times, longer review periods, unexpected delays, increased costs, or other negative impacts on our business that are difficult to predict. These changes may potentially affect our ability to progress development of our product candidates or obtain regulatory approval for our product candidates.

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

We intend to vigorously enforce and defend our intellectual property related to our products. We cannot be assured that we will prevent the introduction of a generic version of our products for any particular length of time, or at all. If an ANDA from generic manufacturers is approved, and generic versions of our products are introduced, whether following the expiration of our patents, the invalidation of our patents as a result of any litigation, or the determination that the proposed generic product does not infringe on our patents, our sales of our products would be adversely affected. In addition, we cannot predict what additional ANDAs could be filed by potential generic competitors requesting approval to market generic forms of our products, which would require us to incur significant additional expense and result in distraction for our management team, and if approved, result in significant decreases in the revenue derived from sales of our marketed products and thereby materially harm our business and financial condition.
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
If we or others identify additional undesirable side effects caused by our products after approval:
•regulatory authorities may require the addition of labeling statements, specific warnings, contraindications, Dear Healthcare Provider letters, press releases, field alerts, or other communications containing warnings or other safety information about our products to physicians and pharmacies;
•regulatory authorities may withdraw their approval of the product and require us to take our approved drugs off the market or suspend their commercialization until the identified issues have been satisfactorily addressed;
•we may be required to change the way the product is administered, conduct additional clinical trials, change the labeling of the product, or implement a Risk Evaluation and Mitigation Strategy (REMS);
•we may have additional limitations on how we promote our drugs;
•third-party payors may limit coverage or reimbursement for our products;
•sales of our products may decrease significantly;
•we may be subject to litigation or product liability claims; and
•our reputation may suffer.
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
•decreased demand for any product candidates or products that we may develop;
•the inability to commercialize any products that we may develop;
•injury to our reputation and significant negative media attention;
•withdrawal of patients from clinical studies or cancellation of studies;
•significant costs to defend the related litigation;
•substantial monetary awards to patients; and
•loss of revenue.
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
We participate in the Medicaid Drug Rebate Program, as administered by CMS, the 340B Drug Pricing Program, as administered by the HSRA, and other federal and state government drug pricing programs in the US, and we may participate in additional government pricing programs in the future. These programs generally require us to pay rebates or otherwise provide discounts to government payors and/or required covered entities in connection with drugs that are dispensed to beneficiaries/recipients of these programs. In some cases, such as with the Medicaid Drug Rebate Program, the rebates are based on pricing metrics that we report on a monthly and quarterly basis to the government agencies that administer the programs. Pricing requirements and rebate/discount calculations are complex, vary among products and programs, and are often subject to interpretation by governmental or regulatory agencies and the courts. The requirements of these programs, including, by way of example, their respective terms and scope, change frequently. For example, in September 2024, CMS published a final rule that included significant revisions to certain Medicaid Drug Rebate Program provisions, including, but not limited to: (i) new definitions for key terms under the Medicaid Drug Rebate Program, such as “covered outpatient drug” and “market date”; (ii) revised processes for identifying drug misclassifications, as well as additional penalties that can be imposed against manufacturers in connection with such misclassifications; and (iii) a new 12-quarter time limit for manufacturers to initiate disputes, hearing requests, and audits for state-invoiced rebate amounts. Responding to current and future changes may increase our costs, and ensuring compliance will be time consuming. Invoicing for rebates is provided in arrears, and there is frequently a time lag of up to several months between the sales to which rebate notices relate and our receipt of those notices, which further complicates our ability to accurately estimate and accrue for rebates related to the Medicaid program as implemented by individual states. Thus, there can be no assurance that we will be able to identify all factors that may cause our discount and rebate payment obligations to vary from period to period, and our actual results may differ significantly from our estimated allowances for discounts and rebates. Changes in estimates and assumptions may have an adverse effect on our business, results of operations and financial condition.
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
Finally, we may be affected by developments relating to the 340B Drug Pricing Program (340B Program). For example, since 2021, multiple manufacturers have implemented policies to reduce diversion and inappropriate claims for discounts by placing restrictions on 340B pricing for drugs dispensed through contract pharmacies. The DHHS sent several of these manufacturers’ letters claiming that the policies violate the 340B statute and referring the manufacturers for potential enforcement action. Manufacturers challenged these letters in federal court, and the US Court of Appeals for the Third Circuit and the District of Columbia Circuit have ruled in favor of several manufacturers, finding that the policies were consistent with the 340B statute. Multiple states have recently enacted laws that require manufacturers to ship 340B drugs to certain contract pharmacies and impose various civil and criminal penalties on manufacturers that do not comply. These laws have been challenged in federal court and many of the cases are pending. In March 2024, the US Court of Appeals for the Eight Circuit upheld the Arkansas law prohibiting drug makers for restricting 340B drug discounts for providers using contract pharmacies. DHHS also issued a final rule on procedures for the 340B Program’s administrative dispute resolution process in April 2024. Additionally, under the Trump administration, several changes to the 340B program have been considered, including a proposal in the President’s 2026 budget to shift oversight of the 340B program from the HRSA to CMS. Additionally, on July 31, 2025, the HRSA announced that it will implement a 340B Rebate Model Pilot Program that will be open to a selected group of drugs and manufacturers. The 340B Rebate Model Pilot Program was intended to become effective January 1, 2026, but implementation has been paused due to ongoing litigation. It is unclear how the other pending litigation, proposed legislation, or future administrative action relating to the 340B Program will impact our business.
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
For our product candidates that have or may receive regulatory approval, they may nonetheless fail to gain sufficient market acceptance by physicians, hospital administrators, patients, third-party payors and others in the medical community. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including the following:
•relative convenience and ease of administration;
•the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•the willingness of physicians to change their current treatment practices;
•any additional support that may be required to administer the treatment to patients;
•the willingness of hospitals and hospital systems to include our product candidates as treatment options;
•demonstration of efficacy and safety in clinical trials;
•the prevalence and severity of any side effects;
•the ability to offer product candidates for sale at competitive prices;

•the price we charge for our product candidates;
•the strength of marketing and distribution support; and
•the availability of third-party coverage and adequate reimbursement and the willingness of patients to pay out-of-pocket in the absence of such coverage and adequate reimbursement.
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
We may need to seek additional capital in the future to sufficiently fund our operations, research and corporate development opportunities.
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
While we intend to opportunistically seek access to additional funds through public or private equity offerings or debt financings, we do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on reasonable terms. Our ability to raise additional capital, including our ability to secure new collaborations and continue to support existing collaboration efforts with our partners, may also be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the US and worldwide resulting from global geopolitical tensions. Unless and until we are able to generate a sufficient amount of product, royalty or milestone revenue, which may never occur, we expect to finance future cash needs through public and/or private offerings of equity securities, debt financings or collaboration and licensing arrangements, as well as through proceeds from the exercise of stock options and interest income earned on the investment of our cash balances and short-term investments. To the extent we raise additional capital by issuing equity securities in the future, our stockholders could at that time experience substantial dilution. In addition, we have a significant number of stock options outstanding. To the extent that outstanding stock options have been or may be exercised or other shares issued, our stockholders may experience further dilution. Further, we may choose to raise additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Our credit facility with MidCap includes certain covenants that may restrict our business, and any other debt financing that we are able to obtain in the future may involve operating covenants that restrict our business. To the extent that we raise additional funds through any new collaboration and licensing arrangements, we may be required to refund certain payments made to us, relinquish some rights to our technologies or product candidates or grant licenses on terms that are not favorable to us.
We have indebtedness in the form of a term loan pursuant to the Credit Agreement with MidCap, which could adversely affect our financial condition and our ability to respond to changes in our business. Further, if we are unable to satisfy certain conditions of the Credit Agreement, we will be unable to draw down the remainder of the facility.
We entered into a Credit Agreement with MidCap on September 27, 2019, amended on March 29, 2021, February 11, 2022, July 27, 2022, and April 11, 2024. The Credit Agreement provides for a $60.0 million term loan credit facility, and as of December 31, 2025, the outstanding principal balance of the loan was $52.5 million. Under the Credit Agreement, we are required to repay amounts due when there is an event of default for the term loans that results in the principal, premium, if any, and interest, if any, becoming due prior to the maturity date for the term loans. The Credit Agreement also contains a number of other affirmative and restrictive covenants. See “Note 11 – Debt” to our “Notes to Financial Statements” contained in “Part II, Item 8, Financial Statements and Supplementary Data” of this Annual Report on Form 10-K” for additional details of the Credit Agreement. These and other terms in the Credit Agreement have to be monitored closely for compliance and could restrict our ability to grow our business or enter into transactions that we believe would be beneficial to our business. Our business may not generate cash flow from operations in the future sufficient to service our debt and support our growth strategies. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as restructuring our debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our current debt obligations. In addition, we cannot be sure that additional financing will be available when required or, if available, will be on terms satisfactory to us. Further, even if we are able to obtain additional financing, we may be required to use such proceeds to repay a portion of our debt.
Our indebtedness may have other adverse effects, such as:
•our vulnerability to adverse general economic conditions and heightened competitive pressures;
•dedication of a portion of our cash flow from operations to interest payments, limiting the availability of cash for other operational purposes;
•limited flexibility in planning for, or reacting to, changes in our business and industry; and
•our inability to obtain additional financing in the future.
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
Our business planning requires us to forecast or make assumptions regarding product demand and revenues for any of our product candidates if they are approved despite numerous uncertainties. These uncertainties may be increased if we rely on our collaborators or other third parties to conduct commercial activities in certain geographies and provide us with accurate and timely information. Actual results may differ materially from projected results for various reasons, including the following, as well as risks identified in other risk factors:
•the efficacy and safety of any of our product candidates, including as relative to marketed products and product candidates in development by third parties;
•pricing (including discounting or other promotions), reimbursement, product returns or recalls, competition, labeling, adverse events and other items that impact commercialization;

•the rate of adoption in the particular market, including fluctuations in demand for various reasons;
•potential future impacts, if any, including a global pandemic;
•lack of patient and physician familiarity with the drug;
•lack of patient use and physician prescribing history;
•lack of commercialization experience with the drug;
•actual sales to patients may significantly differ from expectations based on sales to wholesalers; and
•uncertainty relating to when the drug may become commercially available to patients and rate of adoption in other territories.
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
Our future funding requirements will depend upon many factors, many of which are beyond our control, including, but not limited to:
•the costs to commercialize our products in the US, or any other future product candidates, if any such candidate receives regulatory approval for commercial sale;
•the progress and success of our clinical trials and preclinical activities (including studies and manufacture of materials) of our product candidates conducted by us;
•our ability to secure patent and regulatory protection;
•our ability to secure a favorable price or a positive HTA assessment;
•potential future impacts, if any, of a global pandemic;
•the costs and timing of regulatory filings and approvals by us and our collaborators;

•the progress of research and development programs carried out by us and our collaborative partners;
•any changes in the breadth of our research and development programs;
•the ability to achieve the events identified in our collaborative agreements that may trigger payments to us from our collaboration partners;
•our ability to acquire or license other technologies or compounds that we may seek to pursue;
•our ability to manage our growth;
•competing technological and market developments;
•the costs and timing of obtaining, enforcing and defending our patent and other intellectual property rights; and
•expenses associated with any unforeseen litigation, including any arbitration and securities class action lawsuits.
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
Our recent operating income may not be sustainable, and we may continue to incur significant losses.
In 2025 and 2024, we recognized income from operations primarily due to higher net product sales and collaboration revenues, partially offset by our operating expenses. Historically, we have incurred losses from operations each year since we were incorporated in June 1996 other than in fiscal year 2010, due in large part to the significant research and development expenditures and costs of our ongoing commercial efforts. Although we recognized income from operations in 2025 and 2024, there can be no assurance that we will generate annual operating income in the foreseeable future. Currently, our potential sources of revenues include sales of our products, as well as upfront, milestones and royalty payments pursuant to our collaboration arrangements, all of which may never materialize if sales of our products decline or if our collaboration partners do not achieve certain events or generate net sales to which these contingent payments are dependent on. If our future drug candidates fail or do not gain regulatory approval, or if our drugs do not achieve sustainable market acceptance, we may not be profitable. As of December 31, 2025, we had an accumulated deficit of approximately $1.0 billion. The extent of our future losses or profitability, if any, is uncertain.
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

Each of our collaborations could be terminated by the other party at any time, and we may not be able to renew these collaborations on acceptable terms, if at all, or negotiate additional corporate collaborations on acceptable terms, if at all. If these collaborations terminate or are not renewed, any resultant loss of revenues from these collaborations or loss of the resources and expertise of our collaborative partners could adversely affect our business. For example, on October 1, 2025, we received notice from Lilly of its intent to terminate the CNS disease program under the Lilly Agreement, and such termination became effective on November 30, 2025. Following the termination of the CNS disease program, we expect that we will no longer realize any future milestone and royalty payments associated with this program.
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
Because the degree of future protection for our proprietary rights is uncertain, we cannot assure that:
•we were the first to make the inventions covered by each of our pending patent applications;
•we were the first to file patent applications for these inventions;
•others will not independently develop similar or alternative technologies or duplicate any of our technologies;
•any of our pending patent applications will result in issued patents;
•any patents issued to us or our collaborators will provide a basis for commercially viable products or will provide us with any competitive advantages or will not be challenged by third parties;
•we will develop additional proprietary technologies that are patentable;
•we will obtain a supplementary protection certificate that will extend the protection afforded by the patent to the product with a marketing authorization; or
•the patents of others will not have a negative effect on our ability to do business.
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
Our success will depend, in part, on our ability to operate without infringing or misappropriating the proprietary rights of others. There are many issued patents and patent applications filed by third parties relating to products or processes that are similar or identical to our licensors or ours, and others may be filed in the future. There may also be copyrights or trademarks that third parties hold. There can be no assurance that our activities, or those of our licensors, will not violate intellectual property rights of others. We believe that there may be significant litigation in the industry regarding patent and other intellectual property rights, and we do not know if our collaborators or we would be successful in any such litigation. Any legal action against our collaborators or us claiming damages or seeking to enjoin commercial activities relating to the affected products, our methods or processes could:
•require our collaborators or us to obtain a license to continue to use, manufacture or market the affected products, methods or processes, which may not be available on commercially reasonable terms, if at all;
•prevent us from using the subject matter claimed in the patents held by others;
•subject us to potential liability for damages;
•consume a substantial portion of our managerial and financial resources; and
•result in litigation or administrative proceedings that may be costly, whether we win or lose.
Our effective tax rate may fluctuate, and we may incur obligations in tax jurisdictions in excess of accrued amounts.
We are subject to taxation in numerous US states and territories. As a result, our effective tax rate is derived from a combination of applicable tax rates in the various places that we operate. In preparing our financial statements, we estimate the amount of tax that will become payable in each of such jurisdictions. Nevertheless, our effective tax rate may be different than experienced in the past due to numerous factors, including passage of the newly enacted federal income tax law, changes in the mix of our profitability from state to state, the results of examinations and audits of our tax filings, our inability to secure or sustain acceptable agreements with tax authorities, changes in accounting for income taxes and changes in tax laws. Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations and may result in tax obligations in excess of amounts accrued in our financial statements.
In July 2025, the OBBBA was signed into law. The OBBBA includes a broad range of provisions affecting business entities, including the establishment of certain permanent business tax measures. Among other changes, the legislation permits permanent and immediate deduction for domestic research and development expenditures and restoration of favorable tax treatment for certain business provisions. The legislation contains multiple effective dates, with certain provisions effective beginning in 2025 and others phased through 2027. In accordance with ASC 740, Income Taxes, the effects of changes in tax laws are recognized in the period of enactment. Accordingly, we evaluated the provisions of the OBBBA and determined that the most significant impact to us relates to the capitalization requirements for research and experimental expenditures under Section 174 of the Internal Revenue Code (Section 174). The effects of this provision have been reflected in our income tax provision in 2025. The effects of the OBBBA on our financial statements were not material, other than the impact related to Section 174 as described above. While we continue to evaluate the impact of these legislative changes as additional guidance becomes available, uncertainty remains regarding the timing and interpretation by tax authorities in affected jurisdictions. These legislative changes could have an adverse impact on our future effective tax rate, tax liabilities, and cash tax.

Our ability to use net operating losses (NOLs) and certain other tax attributes is uncertain and may be limited.
Our ability to use our federal and state NOLs to offset potential future taxable income and related income taxes that would otherwise be due dependent upon our generation of future taxable income before the expiration dates of the NOLs, and we cannot predict with certainty when, or whether, we will generate sufficient taxable income to use all of our NOLs. Federal NOLs generated prior to 2018 will continue to be governed by the NOL carryforward rules as they existed prior to the adoption of the Tax Cuts and Jobs Act (TCJA), which means that generally they will expire 20 years after they were generated if not used prior thereto. Many states have similar laws. Accordingly, our federal and state NOLs could expire unused and be unavailable to offset future income tax liabilities. Moreover, federal NOLs generated in tax years ending after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs may be limited to 80% of current year taxable income for tax years beginning after January 1, 2021. In June 2024, California Senate Bill 167 was signed into law which suspends NOL deductions for tax years beginning on or after January 1, 2024 and before January 1, 2027 for taxpayers with net business income or modified adjusted gross income of at least $1.0 million for the tax year. The legislation also limits the aggregate use of otherwise allowable business credits to $5.0 million for each tax year beginning on or after January 1, 2024 but before January 1, 2027 (except for certain credits not subject to the limitation). Although the TCJA required taxpayers to capitalize research and experimental expenditures under Section 174 for tax years beginning after December 31, 2022, the OBBBA restored and made permanent the ability for taxpayers to make immediate deductions for research and experimental expenditures generated in tax years beginning after December 31, 2024.
In addition, utilization of NOLs to offset potential future taxable income and related income taxes that would otherwise be due is subject to annual limitations under the “ownership change” provisions of Sections 382 and 383 of the Section 174 and similar state provisions, which may result in the expiration of NOLs before future utilization. In general, under Section 174, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes (such as research and development credit carryforwards) to offset its post-change taxable income or taxes may be limited. Our equity offerings and other changes in our stock ownership, some of which are outside of our control, may have resulted or could in the future result in an ownership change. Although we have completed studies to provide reasonable assurance that an ownership change limitation would not apply, we cannot be certain that a taxing authority would reach the same conclusion. If, after a review or audit, an ownership change limitation were to apply, utilization of our domestic NOLs and tax credit carryforwards could be limited in future periods and a portion of the carryforwards could expire before being available to reduce future income tax liabilities. Moreover, our ability to utilize our NOLs is conditioned upon us achieving profitability and generating US federal taxable income.
Changes in valuation allowance of deferred tax assets may affect our future operating results
Our deferred tax assets are primarily from net operating loss carryforwards, tax credits and other deductible temporary differences. Historically, we maintained a full valuation allowance on our outstanding deferred tax assets. In the fourth quarter of 2025, based on our evaluation of all available positive and negative evidence, we concluded that it was more-likely-than not that a significant portion of our federal and state deferred tax assets would be realized. Accordingly, we released the valuation allowance against these deferred tax assets, except for deferred tax assets associated to the portion of federal research and development credit carryforwards, California NOL and California research and development credit carryforwards. The assessment of the realizability of deferred tax assets involved considerable management judgment and required evaluation of all available evidence, including cumulative recent financial performance, forecasts of future taxable income, and the reversal of taxable temporary differences. As a result of this assessment, we recognized a deferred income tax benefit of $245.9 million in 2025.
Our evaluation process for deferred tax asset realizability incorporates multiple factors, including, historical earnings performance and trends, projections of future taxable income and associated risks, and strategic business developments and market conditions. We conduct periodic reviews of our deferred tax asset balances to assess continued realizability. When evidence suggests it is more-likely-than-not that deferred tax assets will not be realized, we maintain or establish appropriate valuation allowances. The ultimate realization of our deferred tax assets depends principally on generating sufficient future taxable income during periods when temporary differences reverse. Changes in our assessment can result in material adjustments to the valuation allowance, which directly affects our income tax provision and effective tax rate. The release of a valuation allowance results in a tax benefit, while establishing additional allowances increases tax expense. Changes in projected future performance or shifts in the weighting of positive versus negative evidence can lead to significant changes in the required valuation allowance, making this estimate particularly sensitive to management's judgments about future operations.

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
Competition may also arise from:
•new or better methods of target identification or validation;
•generic versions of our products or of products with which we compete;
•other drug development technologies and methods of preventing or reducing the incidence of disease;
•new small molecules; or
•other classes of therapeutic agents.
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
Many of our competitors, either alone or together with their collaborative partners, have significantly greater experience than we do in:
•identifying and validating targets;
•screening compounds against targets; and
•undertaking preclinical testing and clinical trials.
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
Our ability to compete successfully will depend, in part, on our ability to:
•identify and validate targets;
•discover candidate drug compounds that interact with the targets we identify in a safe and efficacious way;
•attract and retain scientific and product development personnel;
•recruit subjects into our clinical trials;
•obtain and maintain required regulatory approvals;
•obtain patent or other proprietary protection for our new drug compounds and technologies;
•obtain access to manufacturing resources of the sufficient standard and scale;
•enter commercialization agreements for our new drug compounds; and
•obtain and maintain appropriate reimbursement price and positive recommendations by HTA bodies.
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
The market prices for our common stock and the securities of other biotechnology companies have been highly volatile and may continue to be highly volatile in the future. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:
•the progress and success of our clinical trials and preclinical activities (including studies and manufacture of materials) of our product candidates conducted by us;
•our ability to continue to sell our products in the US;
•our ability to enter into partnering opportunities across our pipeline;
•the receipt or failure to receive the additional funding necessary to conduct our business;
•selling of our common stock by large stockholders;
•presentations of detailed clinical trial data at medical and scientific conferences and investor perception thereof;
•announcements of technological innovations or new commercial products by our competitors or us;
•the announcement of regulatory applications, such as third parties seeking approval of generic versions of our marketed products;
•developments concerning proprietary rights, including patents;
•developments concerning our collaborations;

•publicity regarding actual or potential medical results relating to products under development by our competitors or us;
•regulatory developments in the US and foreign countries;
•changes in the structure of healthcare payment systems;
•litigation or arbitration;
•economic and other external factors or other disaster or crisis; and
•period-to-period fluctuations in financial results.
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
Since a significant proportion of the regulatory framework in the UK applicable to our business and our product candidates is derived from EU directives and regulations, Brexit has had, and will continue to have, a material impact upon the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the UK or the EU. Great Britain (made up of England, Scotland, and Wales) is no longer covered by the EEA’s procedures for the grant of marketing authorizations. The UK Government and the EU recently adopted a new agreement, the “Windsor Framework” which replaced the Northern Ireland Protocol. According to the Windsor Framework, medicinal products intended for the UK market including Northern Ireland are now authorized by the MHRA, and must bear a “UK only” label. This means that Medicinal products placed on the market in Northern Ireland no longer needs to be compliant with EU law. These new measures came into effect on January 1, 2025.
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
In April 2023, the European Commission adopted a wide ranging proposal for a new Directive and a new Regulation to revise and replace the existing general pharmaceutical legislation. This change will likely result in significant changes to the pharmaceutical industry. In particular, it is expected that the new Directive and Regulations will, if made into law, affect the duration of the period of regulatory protection afforded to medicinal products including regulatory data protection (also called “data exclusivity”), marketing exclusivity afforded to orphan medicinal products, as well as the conditions of eligibility to the orphan designation. On December 11, 2025, the European Council and Parliament reached a provisional agreement on the proposal. The provisional agreement is now subject to formal approval by the European Parliament and the Council before being formally adopted and entering into force upon publication in the EU's Official Journal. The legislation is not expected to be adopted before 2026.
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
Because we will continue to need additional capital in the future to continue to expand our business, we may conduct additional equity offerings. We have an Open Market Sale Agreement with Jefferies LLC (Jefferies) entered on August 4, 2020, and amended and restated on August 2, 2024, pursuant to which, we may sell from time to time, through Jefferies, shares of our common stock in sales deemed to be “at-the-market offerings” as defined in Rule 415 under the Securities Act, subject to conditions specified in the Open Market Sale Agreement, including maintaining an effective registration statement covering the sale of shares under the Open Market Sale Agreement. We had a shelf registration statement (the Prior Registration Statement) filed with the SEC that expired on August 3, 2024. The Prior Registration Statement included a base prospectus registering the offering, issuance, and sale by us of up to $250.0 million in the aggregate of the securities identified from time to time in one or more offerings, including the $100.0 million of shares of our common stock that may be offered, issued and sold under the Open Market Sale Agreement. On August 2, 2024, we filed a new shelf registration statement (the New Registration Statement) with the SEC to replace the Prior Registration Statement. The New Registration Statement was declared effective on August 9, 2024 by the SEC. The New Registration Statement includes a base prospectus to register the offering, issuance and sale by us of up to $250.0 million in the aggregate of securities identified from time to time in one or more offerings, including up to $100.0 million of shares of our common stock that may be offered, issued and sold under the Open Market Sale Agreement. As of December 31, 2025, we have not sold any shares of common stock under such Open Market Sale Agreement.
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
There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce the costs of healthcare and/or impose price controls may adversely affect, for example:
•the demand for our products, or our product candidates, if we obtain regulatory approval;
•our ability to set a price that we believe is fair for our products;
•our ability to generate revenue and achieve or maintain profitability;
•the level of taxes that we are required to pay; and
•the availability of capital.
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
On March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which, among other changes, eliminated the statutory Medicaid drug rebate cap, which was previously set at 100% of a drug’s average manufacture price, for single source and innovator multiple source drugs, as of January 1, 2024. The American Rescue Plan Act also temporarily increased premium tax credit assistance for individuals eligible for subsidies under the Affordable Care Act for 2021 and 2022 and removed the 400% federal poverty level limit that otherwise applies for purposes of eligibility to receive premium tax credits. The Inflation Reduction Act (IRA), signed into law on April 6, 2022, extended this increased tax credit assistance and removal of the 400% federal poverty limit through 2025. The enhanced subsidies expired at the end of 2025 but remain the subject of Congressional debate. Additionally, beginning in April 2013, the Budget Control Act of 2011 created an automatic reduction of Medicare payments to providers of up to 2%. As a result of the COVID-19 pandemic, this reduction was temporarily suspended from May 1, 2020 through March 31, 2022, with subsequent reductions to 1% from April 1, 2022 through June 30, 2022. The 2% reduction was then reinstated and has been in effect since July 1, 2022, and will remain in effect through the first eleven months of the fiscal year 2032, unless additional Congressional action is taken. Additionally, the IRA implements substantial changes to the Medicare program, including drug pricing reforms and changes to the Medicare Part D benefit design. Among other reforms, the IRA allows Medicare to: establish a “maximum fair price” for a fixed number of pharmaceutical and biological products covered under Medicare Parts B and D following a price negotiation with CMS; penalize drug companies that raise prices for products covered under Medicare Parts B and D faster than inflation; and cap beneficiary annual out-of-pocket spending at $2,000 (adjusted annually for inflation), while imposing new discount obligations on pharmaceutical and biological manufacturers for products covered under Medicare Part D. CMS continues to take steps to implement the IRA, including negotiating and publishing “maximum fair prices” for drugs selected under the IRA’s price negotiation framework and releasing quarterly lists of Medicare Part B products and annual lists of Medicare Part D products that are subject to adjusted coinsurance rates based on the inflationary rebate provisions of the IRA. While it remains to be seen how the drug pricing provisions imposed by the IRA will affect the broader pharmaceutical industry, several pharmaceutical manufacturers and other industry stakeholders have challenged the law, including through lawsuits brought against the DHHS, the Secretary of the DHHS, CMS, and the CMS Administrator challenging the constitutionality and administrative implementation of the IRA’s drug price negotiation provisions. Additionally, when originally enacted, the IRA explicitly excluded from price negotiation orphan drugs designated for only one rare disease or condition and for which the only active approved indication is for such disease or condition. However, the OBBBA amended the applicable statute to broaden the orphan drug exclusion such that products with more than one orphan designation and more than one approved indication will remain exempt from price negotiation, so long as each approved indication is for a rare disease or condition. The OBBBA also postpones the start of price negotiation requirements for drugs and biologics with orphan designations until the product receives approval for a non-orphan indication.
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
The current presidential administration has also signaled its intent to pursue healthcare reform measures, including those aimed at reducing prescription drug prices. For example, President Trump has signed multiple executive orders addressing prescription drug pricing and access, including: on April 15, 2025, outlining several actions the Secretary of the DHHS must take to optimize healthcare regulations that will provide access to prescription drugs at lower costs; on May 5, 2025, aiming to promote domestic production of critical medicines; and on May 12, 2025, aiming to establish a most favored nation (MFN) drug pricing policy that would tie US drug prices to the prices paid for drugs in other countries. Since the May 12, 2025 MFN executive order, the Trump administration has continued to exert pressure on drug manufacturers to implement MFN pricing. Over a dozen large pharmaceutical manufacturers have entered into agreements with the Trump Administration to offer lower prices for their drugs. Additionally, CMS has taken action to implement the administration’s MFN pricing policy, including by announcing a new voluntary payment model where drug manufacturers may offer supplemental rebates to participating state Medicaid programs to provide such Medicaid programs with a “most favored nation” price for participating manufacturers’ products, as well proposing mandatory payment models where, if finalized, manufacturers of certain Medicare Part B and Medicare Part D drugs would be assessed rebates if the prices for such products exceed those paid in economically comparable countries. The Trump administration also announced that both manufacturers would make products available at significant discounts on a new direct-to-consumer website that will be launched in January 2026. It remains to be seen how these drug pricing initiatives will affect the broader pharmaceutical industry.
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
    At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing. Specifically, several US states and localities have enacted legislation requiring pharmaceutical companies to establish marketing compliance programs, file periodic reports, and/or make periodic public disclosures on sales, marketing, pricing, clinical trials, and other activities. Other state laws prohibit certain marketing-related activities, including the provision of gifts, meals or other items to certain healthcare providers, and restrict the ability of manufacturers to offer co-pay support to patients for certain prescription drugs. Several state laws require disclosures related to state agencies and/or commercial purchasers with respect to price increases and new product launches that exceed certain thresholds as identified in the relevant statutes. Some of these laws and regulations contain ambiguous requirements that government officials have not yet clarified. Given the lack of clarity in the laws and their implementation, our reporting actions could be subject to the penalty provisions of the pertinent state laws and regulations. Another emerging trend at the state level is the establishment of prescription drug affordability boards, some of which will prospectively permit certain states to establish upper payment limits for drugs that the state has determined to be “high-cost.” Prescription drug affordability boards in several states have begun identifying products for affordability reviews and issuing information request to manufacturers to determine whether upper payment limits may be justified.
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
We may not be able to initiate or continue clinical studies or trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these clinical trials as required by the FDA or other regulatory authorities, whether due to the impacts of a global pandemic, global geopolitical tensions or otherwise. Even if we are able to enroll a sufficient number of patients in our clinical trials, if the pace of enrollment is slower than we expect, the development costs for our product candidates may increase and the completion of our clinical trials may be delayed, or our clinical trials could become too expensive to complete. Significant delays in clinical testing could negatively impact our product development costs and timing. Our estimates regarding timing are based on a number of assumptions, including assumptions based on past experience with our other clinical programs. If we are unable to enroll the patients in these trials at the projected rate, the completion of the clinical program could be delayed and the costs of conducting the program could increase, either of which could harm our business.
Clinical trials can be delayed for a variety of reasons, including delays in obtaining regulatory approval to commence a study, delays from scaling up of a study, delays in reaching agreement on acceptable clinical trial agreement terms with prospective clinical sites, delays in obtaining institutional review board approval to conduct a study at a prospective clinical site or delays in recruiting subjects to participate in a study. In addition, we typically rely on third-party clinical investigators to conduct our clinical trials and other third-party organizations to oversee the operations of such trials and to perform data collection and analysis. The clinical investigators are not our employees, and we cannot control the amount or timing of resources that they devote to our programs. Failure of the third-party organizations to meet their obligations, whether due to the potential future impacts of a global pandemic, or global geopolitical tensions, could adversely affect clinical development of our products. As a result, we may face additional delaying factors outside our control if these parties do not perform their obligations in a timely fashion. For example, any number of those issues could arise with our clinical trials causing a delay. Delays of this sort could occur for the reasons identified above or other reasons. If we have delays in conducting the clinical trials or obtaining regulatory approvals, our product development costs will increase. For example, we may need to make additional payments to third-party investigators and organizations to retain their services or we may need to pay recruitment incentives. If the delays are significant, our financial results and the commercial prospects for our product candidates will be harmed, and our ability to become profitable will be delayed. Moreover, these third-party investigators and organizations may also have relationships with other commercial entities, some of which may compete with us. If these third-party investigators and organizations assist our competitors at our expense, it could harm our competitive position.
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
We have conducted in the past and are currently conducting or may conduct in the future clinical trials in the US and outside the US. In the past, we had clinical trial sites in Russia and Ukraine for our wAIHA trial, which trials have concluded. Recent actions taken by the Russian Federation in Ukraine and surrounding areas have destabilized the region and caused the adoption of comprehensive sanctions by, among others, the EU, the US and the UK, which restrict a wide range of trade and financial dealings with Russia and Russian persons, as well as certain regions in Ukraine. Also, recent global tensions, conflicts, and wars may result in disruptions in the broader global economic environment. Further, some patients may not be able to comply with clinical trial protocols if the conflict impedes patient movement or interrupts healthcare services. In addition, clinical trial site initiation and patient enrollment may be delayed, and we may not be able to access sites for initiation and monitoring in regions affected by the global geopolitical tensions, including due to the prioritization of hospital resources away from clinical trials or as a result of warfare, violence, government-imposed curfews, or events or other governmental actions that restrict movement. We could also experience disruptions in our supply chain or limits our ability to obtain sufficient materials for our drug products in certain regions.
A Fast Track designation by the FDA may not lead to a faster development or regulatory review and does not increase the likelihood that our product candidates will receive approval.
We may seek fast track designation for our product candidates. If a product is intended for the treatment of a serious or life-threatening disease or condition and it demonstrates the potential to address unmet medical needs for such a disease or condition, the sponsor may apply for FDA fast track designation for a particular indication. We may seek fast track designation for our product candidates, but there is no assurance that the FDA will grant this designation to any of our proposed product candidates, even if such a designation has been granted to similar products. Marketing applications submitted by sponsors of products in fast track development may qualify for priority review under the policies and procedures offered by the FDA, but the fast track designation does not assure any such qualification or ultimate marketing approval by the FDA.
The FDA has broad discretion whether or not to grant fast track designation, so even if we believe a particular product candidate is eligible for this designation, there can be no assurance that the FDA would decide to grant it. Even if we do receive fast track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures or pathways and receiving a fast track designation does not provide assurance of ultimate FDA approval. In addition, the FDA may withdraw fast track designation at any time, including if it believes that the designation is no longer supported by data from our clinical development program.
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
We currently do not have the manufacturing capabilities or experience necessary to produce our products or any product candidates for clinical trials. We currently use three API manufacturing facilities and three finished goods manufacturing facilities for our products. We do not currently have, nor do we plan to acquire the infrastructure or capability to supply, manufacture or distribute preclinical, clinical or commercial quantities of drug substances or products. For each clinical trial of our unpartnered product candidates, we rely on third-party manufacturers for the APIs, as well as various manufacturers to manufacture starting components, excipients and formulated drug products. Our ability to develop our product candidates, and our ability to commercially supply our products will depend, in part, on our ability to successfully obtain the APIs and other substances and materials used in our product candidates from third parties and to have finished products manufactured by third parties in accordance with regulatory requirements and in sufficient quantities for preclinical and clinical testing and commercialization. If we fail to develop and maintain supply relationships with these third parties, we may be unable to continue to develop or commercialize our product candidates.
Since our commercialization, we have sold inventory quantities that we acquired or produced prior to the FDA approval of the product. Accordingly, the cost of such inventories did not reflect the full manufacturing costs because the costs incurred to acquire or produce such inventories prior to FDA were previously expensed as research and development expense. Specifically, we have utilized zero-cost APIs for TAVALISSE, and as such, we recognized lower cost of product sales in the periods where we sold inventory quantities acquired or produced prior to the FDA approval of the product. As we acquire or produce more FDA approved inventory quantities, our inventory cost in the balance sheet and cost of product sales will reflect the full cost of acquiring or producing such products. Further, the imposition or threat of imposition of trade policies, tariffs (including retaliatory tariffs), taxes and other cross-border operations could also result in higher cost of product sales.
We rely and will continue to rely on certain third parties, including those located outside the US, as our limited source suppliers of certain materials and finished products. In the ordinary course of business, we enter into agreements with contract manufacturers to manufacture our inventory products. For example, in October 2024, we entered into an agreement with a third-party contract manufacturer to manufacture TAVALISSE that is expected to be delivered starting in fiscal year 2026 through 2029. Although the agreement provides a cancellation clause with or without cause upon written notice, we may or may not be subject to payment of cancellation fees. The level of cancellation fees is generally dependent on the timing of the written notice in relation to the commencement date of work, with the maximum cancellation fees equal to the full price of the work order. The drug substances and other materials used in our product candidates are currently available only from one or a limited number of suppliers or manufacturers and certain of our finished product candidates are manufactured by one or a limited number of contract manufacturers. Any of these existing suppliers or manufacturers may:
•fail to supply us with product on a timely basis or in the requested amount due to unexpected damage to or destruction of facilities or equipment or otherwise;
•fail to increase manufacturing capacity and produce drug product and components in larger quantities and at higher yields in a timely or cost-effective manner, or at all, to sufficiently meet our commercial needs;
•be unable to meet our production demands due to issues related to their reliance on sole-source suppliers and manufacturers;
•supply us with product that fails to meet regulatory requirements;
•become unavailable through business interruption or financial insolvency;
•lose regulatory status as an approved source;
•be unable or unwilling to renew current supply agreements when such agreements expire on a timely basis, on acceptable terms or at all; or
•discontinue production or manufacturing of necessary drug substances or products.

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
Discovery after approval of previously unknown problems with any of our products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in actions such as:
•restrictions on our ability to conduct clinical trials, including full or partial clinical holds on ongoing or planned trials;
•restrictions on product manufacturing processes;
•restrictions on the marketing of a product;
•restrictions on product distribution;
•requirements to conduct post-marketing clinical trials;
•untitled or warning letters or other adverse publicity;
•withdrawal of products from the market;
•refusal to approve pending applications or supplements to approved applications that we submit;
•recall of products;
•refusal to permit the import or export of our products;
•product seizure;
•fines, restitution or disgorgement of profits or revenue;
•refusal to allow us to enter into supply contracts, including government contracts;
•injunctions; or
•imposition of civil or criminal penalties.
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
Before commencing clinical trials in humans in the US, we, or our collaborative partners, will need to submit and receive approval from the FDA of an IND application. Clinical trials are subject to oversight by institutional review boards and the FDA and:
•must be conducted in conformance with the FDA’s good clinical practices and other applicable regulations;
•must meet requirements for institutional review board oversight;
•must meet requirements for informed consent;
•are subject to continuing FDA and regulatory oversight;
•may require large numbers of test subjects; and
•may be suspended by us, our collaborators or the FDA at any time if it is believed that the subjects participating in these trials are being exposed to unacceptable health risks or if the FDA finds deficiencies in the IND or the conduct of these trials.
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
Market acceptance of our products will depend on a number of factors, including:
•the timing of market introduction of the product as well as competitive products;
•the clinical indications for which the product is approved;
•acceptance by physicians, the medical community and patients of the product as a safe and effective treatment;
•potential future impacts, if any, due to the effects of a global pandemic and the global geopolitical tensions;
•the ability to distinguish safety and efficacy from existing, less expensive generic alternative therapies, if any;
•the convenience of prescribing, administrating and initiating patients on the product and the length of time the patient is on the product;
•the potential and perceived value and advantages of the product over alternative treatments;
•the cost of treatment in relation to alternative treatments, including any similar generic treatments;
•pricing and the availability of coverage and adequate reimbursement by third-party payors and government authorities;
•a positive HTA concluding that the product is cost-effective and the HTA bodies issuing a positive recommendation for the use of the product as a first or second line of treatment for the granted therapeutic indication;

•the prevalence and severity of adverse side effects; and
•the effectiveness of sales and marketing efforts.
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
On January 12, 2025, the new HTA Regulation, Regulation No 2021/2282 on Health Technology Assessment (HTA Regulation) started applying to new cancer medicines and advanced therapy medicinal products, and imposes a new procedure for the assessment of the pricing and reimbursement of medicinal products. The HTA Regulation intends to foster cooperation among EU member states in assessing health technologies and provides a procedure for joint clinical assessments of medicinal products at a centralized level. It requires companies applying for products in scope to make relevant submissions for the joint clinical assessment, in line with a number of prespecified criteria. By 2030 it will apply to all medicinal products.
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
In connection with clinical trials of our product candidates, we may face the following risks among others:
•the product candidate may not prove to be effective;
•the product candidate may cause harmful side effects;
•the clinical results may not replicate the results of earlier, smaller trials;
•we or third parties with whom we collaborate, may be significantly impacted by force majeure events;
•we, or the FDA or similar foreign regulatory authorities, may delay, terminate or suspend the trials;

•our results may not be statistically significant;
•patient recruitment and enrollment may be slower than expected;
•patients may drop out of the trials or otherwise not enroll; and
•regulatory and clinical trial requirements, interpretations or guidance may change.
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
Deterioration in the macroeconomic economy could lead to losses or defaults by our customers or suppliers, which in turn, could have a material adverse effect on our current and/or projected business operations and results of operations and financial condition. The global financial markets and economy are currently, and have from time to time experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, rising interest and inflation rates, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic and political stability.
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
The global financial markets and economy may also be adversely affected by the current or anticipated impact of military conflicts. Sanctions imposed by the US and other countries in response to such conflicts, may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability.
The US government has indicated its intent to alter its approach to international trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries. In addition, the US government has initiated tariffs on certain foreign goods. Related to these actions, certain foreign governments, have instituted tariffs on certain US goods. It remains unclear what the US Administration or foreign governments will or will not do with respect to tariffs or other international trade agreements and policies. Trade wars or other governmental actions related to tariffs or international trade agreements or policies has the potential to disrupt our research activities, affect our suppliers and/or the US or global economy or certain sectors thereof and, thus, could adversely impact our businesses.
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
There is a growing emphasis from select investors, regulators, and other stakeholders on corporate responsibility, particularly regarding ESG factors. Some investors and advocacy groups utilize these factors to shape investment strategies, potentially opting out of investing in our company if they perceive our corporate responsibility policies as insufficient. Third-party providers offering corporate responsibility ratings and reports have surged to meet rising investor demand, with numerous organizations evaluating companies on ESG matters, and these evaluations receive widespread attention. A low ESG or sustainability rating from such providers could lead certain investors to overlook our common stock in favor of competitors. Institutional investors, in particular, use these ratings to compare companies, and any perceived lag in our ESG efforts might prompt voting decisions or other actions to hold our Board of Directors accountable. Furthermore, evolving assessment criteria for corporate responsibility practices may raise expectations, compelling us to undertake costly initiatives to meet new standards. Failure to meet these evolving criteria could reinforce the perception of inadequate corporate responsibility policies. Non-compliance could also lead to reputational damage if our procedures or standards fall short of stakeholder expectations. In addition, there exists certain “anti-ESG” sentiment among some individuals and government institutions, and we may also face scrutiny, reputational risk, lawsuits, or market access restrictions from these parties regarding any ESG efforts.
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
Provisions of our Amended and Restated Certificate of Incorporation and our Amended and Restated Bylaws (our Bylaws), as well as provisions of Delaware law, could make it more difficult for a third party to acquire us, even if doing so would benefit our stockholders. These provisions:
•establish that members of our Board of Directors may be removed only for cause upon the affirmative vote of stockholders owning a majority of our capital stock;
•authorize the issuance of “blank check” preferred stock that could be issued by our Board of Directors to increase the number of outstanding shares and thwart a takeover attempt;
•limit who may call a special meeting of stockholders;
•prohibit stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of our stockholders;
•establish advance notice requirements for nominations for election to our Board of Directors or for proposing matters that can be acted upon at stockholder meetings;
•provide for staggered terms for our Board of Directors; and

•provide that the authorized number of directors may be changed only by a resolution of our Board of Directors.
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
We assess the integrity of our information technology and cybersecurity platforms to help ensure proper safety measures are implemented. We understand the extensive responsibility associated with safeguarding our systems and data. Our processes for assessing, identifying, and managing material risks from cybersecurity threats include:
•Detection and Prevention: We utilize various securities tools and technologies designed to prevent, identify, protect, detect, escalate, respond and recover from cyber threats in a timely manner. Our approach includes real-time monitoring, threat analysis, and regular security evaluations to identify and mitigate potential vulnerabilities.
•User Training & Education: We realize that human error can be a significant cybersecurity risk, so we have implemented education and training programs for our staff to raise awareness about cybersecurity best practices. By promoting a culture of security consciousness, we empower our staff to identify potential threats and respond effectively, in a way that is designed to enhance the overall cybersecurity posture of our organization.
•Incidence Response and Business Continuity: We have comprehensive Incidence Response and Business Continuity plans in place designed to ensure the continuity, availability and accessibility of our systems and data, even in the face of unforeseen events such as natural disasters or cyber incidents, which plans and systems we test regularly.
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
Governance
Our Corporate Governance, Health Care Compliance Oversight, and Nominating Committee oversees our cybersecurity risk management. This committee periodically reviews and assesses the risk exposure of our risks related to data privacy, technology and information security, including cyber-security, and back-up of information systems and makes recommendations to our Board of Directors pertaining to monitoring and minimizing findings in such assessment. This committee periodically reports to the Board of Directors.
While the Corporate Governance, Health Care Compliance Oversight, and Nominating Committee oversees our cybersecurity risk management, our management also plays an integral role in cybersecurity oversight. Our management is responsible for day-to-day risk management processes. This includes periodic updates from the Executive Director of Information Technology who has over 25 years of work experience in the life science industry, and holds an undergraduate degree in Industrial Technology. The Executive Director of Information Technology is responsible for managing the daily measures of safeguarding the information technology infrastructure from potential threats and vulnerabilities, which includes monitoring the prevention, detection, mitigation, and remediation of cybersecurity incidents. Additionally, we have established a Crisis Management Team (CMT), which is a team of cross-functional participants who are prepared to review and assess any potential cybersecurity incidents. The CMT team is led by our CFO and our General Counsel who will advise the Corporate Governance, Health Care Compliance Oversight, and Nominating Committee of the Board accordingly in the event of any incident. We believe this division of responsibilities is the most effective approach for addressing our cybersecurity risks and that the Board leadership structure supports this approach.
Item 2. Properties
We lease a 13,670 rentable square feet office space located at 611 Gateway Boulevard, Suite 900, South San Francisco, California, which lease expires in July 2027. The lease was originally entered into with 611 Gateway Center LLP (611 Gateway). In January 2026, Healthpeak OP, LLC (Healthpeak) assumed ownership of the property following its acquisition from 611 Gateway. This facility currently serves as our corporate headquarters. We believe the facility is in good operating condition and is adequate to meet our current and near-term operational needs.
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
Holders of Record
As of February 25, 2026, there were approximately 28 holders of record of our common stock.
Dividend Policy
We have not paid any cash dividends on our common stock and currently do not plan to pay any cash dividends in the foreseeable future.
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.
Performance Measurement Comparison
The graph below shows the cumulative total stockholder return of an investment of $100 (and the reinvestment of any dividends thereafter) on December 31, 2020 in (i) our common stock, (ii) the Nasdaq Composite Index and (iii) the Nasdaq Biotechnology Index. The Nasdaq Biotechnology Index is a modified-capitalization weighted index that includes securities of Nasdaq-listed companies classified according to the Industry Classification Benchmark as either Biotechnology or Pharmaceuticals and which also meet other eligibility criteria. Our stock price performance shown in the graph below is based upon historical data and is not indicative of future stock price performance.

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

Item 6. [Reserved]
Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our “Notes to Financial Statements” contained in Part II, Item 8 of this Form 10-K. This section of this Form 10-K discusses 2025 and 2024 items and 2025 and 2024 year-to-year comparisons. This section does not discuss 2023 items and 2024 to 2023 year-to-year comparisons. Discussions of 2023 items and 2024 to 2023 year-to-year comparisons can be found in the “Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Result of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2024.
Overview
We are a biotechnology company dedicated to developing and providing novel therapies that significantly improve the lives of patients with hematologic disorders and cancer. We focus on products that address signaling pathways that are critical to disease mechanisms.
TAVALISSE (fostamatinib disodium hexahydrate) is our first FDA-approved product and is the only approved oral SYK inhibitor for the treatment of adult patients with chronic ITP who have had an insufficient response to a previous treatment. The product is also commercially available in Europe and the UK (as TAVLESSE), and in Japan, Korea, Canada and Israel (as TAVALISSE) for the treatment of chronic ITP in adult patients.
REZLIDHIA (olutasidenib) is our second FDA-approved product indicated for the treatment of adult patients with R/R AML with a susceptible IDH1 mutation as detected by an FDA-approved test. We in-licensed REZLIDHIA from Forma with exclusive, worldwide rights for its development, manufacturing and commercialization, pursuant to a license and services agreement entered in July 2022.
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
Our development pipeline includes R289, our dual IRAK1/4 inhibitor program, which is being advanced in an open-label, Phase 1b study to determine the safety, tolerability and preliminary efficacy of the drug in patients with lower-risk MDS who are relapsed, refractory or resistant to prior therapies.
To expand our evaluation of olutasidenib in other disease areas with IDH1 mutations, we have strategic development collaborations with MDACC and with CONNECT. We also have a RIPK1 inhibitor program in clinical development that is being led by our partner Lilly.
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
Our significant accounting policies are more fully described in “Note 1– Description of Business and Summary of Significant Accounting Policies” in the “Notes to Financial Statements” contained in “Part II, Item 8, Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. As detailed further below, we consider our critical accounting estimates to involve subjective and complex judgments, particularly regarding the estimation of allowances and discounts on product sales.

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
Results of Operations
Revenues
The following table summarizes revenues for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024	Change
Product sales, net	$231,983	$144,902	$87,081
Contract revenues from collaborations	62,034	34,376	27,658
Government contracts	265	—	265
Total revenues	$294,282	$179,278	$115,004
The following table summarizes revenues from each of our customers who individually accounted for 10% or more of the total net product sales and revenues from collaborations:

	Year Ended December 31,
	2025	2024
McKesson Corporation	42%	45%
Cencora Inc.	19%	20%
Cardinal Health, Inc.	*	13%
Lilly	14%	—%
Kissei	*	11%
_____________________________
*Denotes less than 10%
Revenue from product sales is related to our sale of our products in the US, net of chargebacks, discounts and fees, government and other rebates and returns. Typically, our first quarter net sales are impacted by the first quarter reimbursement issues such as the resetting of co-pays and the Medicare donut hole.
TAVALISSE net product sales in 2025 was $158.8 million, increased by 52% compared to $104.8 million in 2024. The increase was primarily due to increased quantities sold, lower revenue reserves rate and higher price per bottle. REZLIDHIA net product sales in 2025 was $31.0 million, increased by 35% compared to $23.0 million in 2024. The increase was primarily due to increased quantities sold and higher price per bottle, which were partially offset by higher revenue reserves rate. Following the commercialization of GAVRETO in late June 2024, we started recognizing revenue from shipments to our distributors. In 2025, we recognized $42.1 million of GAVRETO net product sales, compared to $17.1 million in 2024.

Following table summarizes our revenues by collaborative partners for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024	Change
Lilly	$39,981	$—	$39,981
Grifols	13,240	9,085	4,155
Kissei	7,221	20,414	(13,193)
Medison	1,053	502	551
Dr. Reddy's	79	4,000	(3,921)
Other third parties	460	375	85
Total revenues from collaborations	$62,034	$34,376	$27,658

In 2025, contract revenues from collaborations consisted primarily of non-cash revenue of $40.0 million related to the release of cost share liability from our collaboration with Lilly. In addition, we recognized revenue from Grifols of $13.2 million related to earned royalty and delivery of drug supplies, and Kissei contributed $7.2 million in revenue - where $3.0 million was related to a milestone payment associated with the approval of fostamatinib for the treatment of chronic ITP in Korea and the balance was related to delivery of drug supplies. Further, we recognized $1.1 million of revenue from Medison related to earned royalty and delivery of drug supplies. In 2024, contract revenues from collaborations consisted primarily of revenue from Kissei of $20.4 million, $10.0 million of which was the upfront fee we received from sublicensing olutasidenib, and the remainder was related to the delivery of drug supplies. In addition, we recognized revenue from Grifols of $9.1 million related to delivery of drug supplies and earned royalty, and $4.0 million from Dr. Reddy’s related to an upfront fee from sublicensing olutasidenib.

Government contracts revenue in 2025 was related to the award granted to us by Biomedical Advanced Research and Development (BARDA), part of the Office of the Assistant Secretary for the Preparedness and Response at the DHHS, for our evaluation of fostamatinib in mitigating the impact of long-term respiratory distress. No government contracts revenue was recognized in 2024.

We expect our future revenues to include product sales of our existing commercial products and product sales from new commercial products we may have in the future. Our net product sales may be impacted by the demand from our customers, changes to government and private payor rebate programs, chargeback and discount programs, co-payment assistance programs, and any other rebate and discount programs we may enter in the future. In addition, our future revenues may include payments from our existing and new collaboration partners and government grants. As of December 31, 2025, we have deferred revenue of $1.4 million associated with our collaboration agreement with Kissei, which amount will be recognized as revenue upon satisfaction of our remaining performance obligation.
Cost of Product Sales
The following table summarizes cost of product sales for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024	Change
Cost of product sales	$19,621	$18,647	$974
The cost of product sales includes the cost of inventories sold to our customers and to our collaborative partners. Certain inventories sold for the periods presented include inventory quantities acquired or produced prior to the FDA approval of the product, and do not reflect the full cost of the inventories sold, since such costs incurred prior to FDA approval were previously expensed and charged to research and development expense. Specifically, we have utilized zero-cost APIs for TAVALISSE, and as such, we recognized lower cost of product sales in the periods where we sold inventory quantities acquired or produced prior to the FDA approval of the product. As we acquire or produce more FDA approved inventory quantities, our inventory cost in the balance sheet and cost of product sales will reflect the full cost of acquiring or producing such products. We rely and will continue to rely on certain third parties, including those located outside the US to manufacture our products. The imposition or threat of imposition of trade policies, tariffs (including retaliatory tariffs), taxes and other cross-border operations could result in higher cost of product sales. Cost of product sales may also include reserves for potential excess, dated or obsolete inventories, estimated based upon assumptions about future demand and market conditions as well as product shelf lives. Cost of product sales also includes amortization of intangible assets and royalties.
The increase in cost of product sales in 2025 compared to 2024 was primarily driven by $1.5 million in higher royalties resulting from increased sublicensed product sales, partially offset by a sublicensing revenue fee recognized in the third quarter of 2024 related to the sublicensing of olutasidenib to Kissei. Additionally, amortization expense increased by $0.2 million. These increases were partially offset by decreased product costs of $0.7 million, primarily due to the timing of drug supply deliveries to collaboration partners, partially offset by higher product costs due to increased product sales.

Research and Development Expense
The following table summarizes research and development expense for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024	Change
Research and development expense	$33,295	$23,380	$9,915
Stock-based compensation expense included in research and development expense	$2,119	$1,514	$605
The increase in research and development expense in 2025 compared to 2024 was primarily due to a $7.3 million increase in clinical trial related expenses resulting from the timing of progress activities on our ongoing IRAK1/4 inhibitor program, as well as clinical development programs for olutasidenib and other general studies. In addition, personnel-related costs increased by $1.9 million, and other various research and development expenses increased by $0.7 million.

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
The following table presents our total research and development expense by category (in thousands):

	Year Ended December 31,		From January 1, 2007*
	2025	2024	to December 31, 2025
Categories:
Research	$845	$1,217	$271,118
Development	29,926	20,141	612,542
Other	2,524	2,022	281,796
	$33,295	$23,380	$1,165,456
_____________________________
*We started tracking research and development expense by category on January 1, 2007.
“Other” expenses in 2025 and 2024 consisted of allocated facilities costs of $0.4 million and $0.5 million, respectively, and stock-based compensation expense of $2.1 million and $1.5 million, respectively.
Selling, General and Administrative Expense
The following table summarizes selling, general and administrative expense for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024	Change
Selling, general and administrative expense	$115,900	$113,059	$2,841
Stock-based compensation expense included in selling, general and administrative expense	$10,592	$10,879	$(287)
The increase in selling, general and administrative expense in 2025 compared to 2024 was primarily due increased personnel-related costs of $3.8 million, partially offset by decreased various sales, general and administrative expenses of $1.0 million.

We expect our commercial related expenses to increase as we continue to expand our commercial activities for our commercial products.
Interest Income and Expense
The following table summarizes interest income and expense for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024	Change
Interest income	$3,681	$2,092	$1,589
Interest expense	(7,320)	(7,918)	(598)
Interest income reflects returns earned on our cash and investment holdings, while interest expense relates to borrowing costs on our outstanding term loans with MidCap. The increase in interest income in 2025 compared to 2024 was primarily driven by increased investment balances, partially impacted by the lower interest rates. The decrease in interest expense in 2025 compared to 2024 was primarily due to scheduled principal payments that reduced the outstanding debt balance, supplemented by the favorable impact of decreased interest rates.
Income tax
The following table summarizes income tax for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024	Change
(Benefit from) provision for income taxes	$(245,197)	$881	$(246,078)
The benefit from income taxes in 2025 was primarily related to deferred income benefit of $245.9 million due to the release of valuation allowance on deferred tax asset, partially offset by state taxes of $0.7 million. In 2024, the provision for income tax was related to foreign withholding tax and state taxes. We have not recorded current federal income taxes due to the sufficient NOL carryforwards that were generated prior to the enactment of the TCJA, as well as significant research and development credit carryforwards.
Our deferred tax assets are primarily from net operating loss carryforwards, tax credits and other deductible temporary differences. Historically, we maintained a full valuation allowance on our outstanding deferred tax assets. In the fourth quarter of 2025, based on our evaluation of all available positive and negative evidence, we concluded that it was more-likely-than not that a significant portion of our federal and state deferred tax assets would be realized. Accordingly, we released the valuation allowance against these deferred tax assets, except for deferred tax assets associated to the portion of federal research and development credit carryforwards, California NOL and California research and development credit carryforwards. The assessment of the realizability of deferred tax assets involved considerable management judgment and required evaluation of all available evidence, including cumulative recent financial performance, forecasts of future taxable income, and the reversal of taxable temporary differences. As a result of this assessment, we recognized a deferred income tax benefit of $245.9 million in 2025.
In July 2025, the OBBBA was signed into law. The OBBBA includes a broad range of provisions affecting business entities, including the establishment of certain permanent business tax measures. Among other changes, the legislation permits permanent and immediate deduction for domestic research and development expenditures and restoration of favorable tax treatment for certain business provisions. The legislation contains multiple effective dates, with certain provisions effective beginning in 2025 and others phased through 2027. In accordance with ASC 740, Income Taxes, the effects of changes in tax laws are recognized in the period of enactment. Accordingly, we evaluated the provisions of the OBBBA and determined that the most significant impact to us relates to the capitalization requirements for research and experimental expenditures under Section 174. The effects of this provision have been reflected in our income tax provision in 2025. The effects of the OBBBA on our financial statements were not material, other than the impact related to Section 174 as described above.
Liquidity and Capital Resources
Liquidity
As of December 31, 2025 and 2024, we had approximately $155.0 million and $77.3 million, respectively, in cash, cash equivalents and short-term investments. We continue to maintain investment portfolios primarily in money market funds, US treasury bills, government-sponsored enterprise securities, corporate bonds and commercial paper. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. We view our investments portfolio as available-for-sale and are available for use in current operations. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. We continue to monitor the impact of the changes in the conditions of the credit and financial markets to our investment portfolio and assess if future changes in our investment strategy are necessary.

Following summarizes our cash flow activity for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024
Net cash provided by (used in):
Operating activities	$75,655	$31,471
Investing activities	(92,365)	4,130
Financing activities	601	(11,641)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(16,109)	$23,960
Net cash provided by operating activities in 2025 reflected net income adjusted for non-cash items, partially offset by net cash outflows from changes in working capital. The working capital outflows were primarily driven by increases in prepaid and other current assets due to the timing of advance payments to contract manufacturers and strategic development partners, increased accounts receivable resulting from timing of collection, and higher inventory levels due to the timing of production build-up. These were partially offset by increased liabilities driven by the timing of payments. In comparison, net cash provided by operating activities in 2024 included net income adjusted for non-cash items and net cash inflows from changes in working capital. The working capital inflows were primarily the result of higher liabilities driven by the timing of payments, partially offset by increases in prepaid and other current assets due to the timing of advance payments to contract manufacturers, and higher inventory levels due to the timing of production build-up.
Net cash used in investing activities in 2025 comprised net purchases of short-term investments of $92.4 million. Net cash provided by investing activities in 2024 comprised primarily of net maturities of short-term investments of $4.4 million, proceeds from sale of property and equipment of $0.1 million, partially offset by payments for acquisition of intangible assets and capital expenditures of $0.4 million.
Net cash provided by financing activities in 2025 comprised net proceeds from issuance of common stock from equity plans of $8.1 million, partially offset by the principal payments of term loans of $7.5 million. Net cash used in financing activities in 2024 comprised payment of the closing purchase price to Blueprint of $10.0 million and cost share payments to a collaboration partner of $3.6 million, partially offset by the net proceeds from issuance of common stock from equity plans of $2.0 million
We believe that our existing capital resources will be sufficient to support our current and projected funding requirements, including the continued commercialization of our products, through at least the next 12 months from this Form 10-K filing date. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with commercializing a product, the development of our product candidates and other research and development activities, we are unable to estimate with certainty our future product revenues, our revenues from our current and future collaborative partners, the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials and other research and development activities.
Capital Resources
We finance our operations primarily through sales of our products, and contract payments under our collaboration agreements, as well as through equity securities and debt financing.
Under our existing collaboration agreements that we entered in the ordinary course of business, we received or may be entitled to receive upfront cash payments, payments contingent upon specified events achieved by such partners and royalties on any net sales of products sold by such partners under the agreements. As of December 31, 2025, total potential future contingent payments due to us under all existing collaboration agreements are approximately $1.1 billion, which amount reflects the impact of Lilly’s termination of the CNS disease program effective in November 2025, and assumes that all potential product candidates achieve every payment-triggering milestone under all of our current agreements. This estimated future contingent amount does not include any estimated royalties that could be due to us if the partners successfully commercialize any of the licensed products. Future events that may trigger payments to us under the agreements are based solely on our partners’ future efforts and achievements of specified development, regulatory and/or commercial events. See further discussion in “Note 4 - Sponsored Research and License Agreements and Government Contracts” to our “Notes to Financial Statements” contained in “Part II, Item 8, Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

We have an Open Market Sale Agreement with Jefferies, as a sole agent, entered on August 4, 2020, and amended and restated on August 2, 2024. Pursuant to such Open Market Sale Agreement, we may sell from time to time, through Jefferies, shares of our common stock in sales deemed to be “at-the-market offerings” as defined in Rule 415 under the Securities Act, subject to conditions specified in the Open Market Sale Agreement, including maintaining an effective registration statement covering the sale of shares under the Open Market Sale Agreement. We have an active Registration Statement filed with the SEC, which registered, among other securities, a base prospectus which covers the offering, issuance, and sale by us of up to $250.0 million in the aggregate of the securities identified from time to time in one or more offerings, which include the $100.0 million of shares of our common stock that may be offered, issued and sold under the Open Market Sale Agreement. As of December 31, 2025, we have not sold any shares of common stock under such Open Market Sale Agreement.
We have a Credit Agreement with MidCap that provides for $60.0 million term loan credit facility. As of December 31, 2025, the outstanding principal balance of the term loans was $52.5 million.
We may from time to time consider raising additional funds through public and/or private offerings of equity securities, debt financings, or from other sources, in order to fund ongoing operations, to strengthen our long-term financial profile or to pursue opportunistic corporate development activities. However, certain external factors such as global geopolitical tensions, political and economic legislations, lingering economic effects of the global pandemic, and other factors may continue to rapidly evolve which could significantly disrupt the global financial markets. Our ability to raise additional funds may be adversely impacted by potential worsening of global economic conditions and volatility in the credit and financial markets in the US and worldwide. We could experience an inability to access additional funds, which could in the future negatively affect our capacity for certain corporate development transactions or our ability to make important, opportunistic investments. To the extent that we raise additional funds through the sale of equity, our shareholders’ ownership interest may experience substantial dilution. Our current credit facility with MidCap and any debt financing that we can obtain in the future may involve operating covenants that may restrict our business. To the extent that we raise additional funds through collaboration and licensing arrangements, we may be required to relinquish some of our rights to our technologies or product candidates or grant licenses on terms that are not favorable to us.
Our future funding requirements will depend upon many factors, including, but not limited to:
•the ongoing costs to commercialize our products, or any other future product candidates, if any such candidate receives regulatory approval for commercial sale;
•our ability to generate expected revenue from our commercialization efforts;
•the progress and success of our clinical trials and preclinical activities (including studies and manufacture of materials) of our product candidates conducted by us;
•our ability to secure and maintain our patent protection and regulatory rights;
•our ability to meet operating covenants under our current and future credit facilities, if any;
•our ability to enter into partnering opportunities across our pipeline within and outside the US;
•the costs and timing of regulatory filings and approvals by us and our collaborators;
•the progress of research and development programs carried out by us and our collaborative partners;
•any changes in the breadth of our research and development programs;
•the ability to achieve the events identified in our collaborative agreements that may trigger payments to us from our collaboration partners;
•our ability to acquire or license other technologies or compounds that we may seek to pursue;
•our ability to manage our growth;
•competing technological and market developments;

•the costs and timing of obtaining, enforcing and defending our patent and other intellectual property rights, including regulatory rights such as regulatory data exclusivities;
•expenses associated with any unforeseen litigation, including any arbitration and securities class action lawsuits; and
•pressures on and uncertainty surrounding the US federal government policies, and potential changes in budgetary priorities.
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
In the ordinary course of business, we enter into agreements with contract manufacturers to manufacture our inventory products. Although the agreements generally provide a termination clause with or without cause, we may still be subjected to payment of cancellation fees. The level of cancellation fees is generally dependent on the timing of the written notice in relation to the commencement of work, with the maximum cancellation fees equal to the full price of the work order. In October 2024, we entered into an agreement with a third-party contract manufacturer to manufacture TAVALISSE that is expected to be delivered starting in 2026 through 2029. As of December 31, 2025, the contractual obligation not included in our financial statements related to an agreement that may potentially be subjected to cancellation fees amounting to approximately $21.5 million, with approximately $7.3 million due in 2026 and $9.7 million due in 2027 and 2028. As of December 31, 2025, we have not incurred any cancellation fees under our agreements with contract manufacturers.
As discussed in detail in “Note 4 – Sponsored Research and License Agreements and Government Contracts” to our “Notes to Financial Statements” contained in “Part II, Item 8, Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, under the Lilly Agreement, although our co-funding obligation for development of ocadusertib (previously R552) in the US, Europe, and Japan ended on April 1, 2024, we had the right to opt-in to co-funding, upon us providing notice to Lilly within 30 days of certain events, as specified in the agreement. On April 30, 2025, we provided notice to Lilly of our decision not to exercise our opt-in right following our evaluation of certain events specified in the Lilly Agreement. Following this notification, we are no longer obligated to share in any future global development costs, which resulted in the release of the $40.0 million remaining cost share liability in the second quarter of 2025.
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
We have a contractual commitment with respect to our credit facility with MidCap. Under the amended Credit Agreement, the term loans mature on September 1, 2027, and the interest-only period is through October 1, 2025. As of December 31, 2025, the outstanding principal amount of the term loan was $52.5 million, of which $30.0 million principal payments are due within 12 months. As of December 31, 2025, future interest calculated using the base interest rate as per the amended Credit Agreement, and the final fee payments associated with the credit facility amounted to $7.8 million, with approximately $4.2 million payable within 12 months.
We have a contractual commitment related to our lease agreement with 611 Gateway, now with Healthpeak following the completion of the property acquisition from 611 Gateway in January 2026, which lease will expire in July 2027. As of December 31, 2025, our contractual commitment related to such lease agreement was $1.2 million, of which $0.7 million are payable within 12 months.
We have also been subject to claims related to the patent protection of certain of our technologies, as well as purported securities class action lawsuit, other litigations, and other contractual agreements. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is made after careful analysis of each individual matter. We do not have other material contractual commitments with respect to matters discussed above.
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
INDEX TO FINANCIAL STATEMENTS
Rigel Pharmaceuticals, Inc.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Rigel Pharmaceuticals, Inc.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Rigel Pharmaceuticals, Inc. (the Company) as of December 31, 2025 and 2024, the related statements of operations, comprehensive income (loss), stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 3, 2026 expressed an unqualified opinion thereon.
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

Product Sales Allowances and Discounts

Description of the Matter
As described in Note 1 to the financial statements, revenue from product sales is recorded net of adjustments for estimated government-mandated and/or privately-negotiated rebates and chargebacks, distribution fees, estimated product returns, and other deductions. Provisions for these adjustments are recorded in the period in which the related revenue is recorded and are presented either as a reduction of accounts receivable or as an accrued liability in the Company’s balance sheet. As of December 31, 2025, the Company has recorded net liabilities for product sales allowances and discounts of $27.7 million.

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
San Francisco, California
March 3, 2026

RIGEL PHARMACEUTICALS, INC.
BALANCE SHEETS
(In thousands, except share and per share amounts)

	As of December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$40,580	$56,746
Short-term investments	114,375	20,575
Accounts receivable, net	51,763	41,615
Inventories	11,506	6,002
Prepaid and other current assets	21,942	10,165
Total current assets	240,166	135,103
Intangible assets, net	24,748	27,100
Deferred income tax asset	245,852	—
Operating lease right-of-use assets	920	246
Other assets	1,908	1,527
Total assets	$513,594	$163,976
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,191	$3,339
Accrued compensation	11,914	10,139
Accrued research and development	5,524	4,073
Acquisition related liabilities	5,000	—
Revenue reserves and refund liability	27,716	26,440
Loans payable, net, current portion	29,812	7,272
Other current liabilities	11,466	11,751
Lease liabilities, current portion	614	285
Total current liabilities	99,237	63,299
Acquisition-related liabilities	—	5,000
Long-term portion of lease liabilities	395	—
Long-term portion of loans payable, net	22,482	52,408
Other long-term liabilities	—	39,981
Total liabilities	122,114	160,688

Commitments

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding as of December 31, 2025 and 2024	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized; 18,310,934 and 17,710,216 shares issued and outstanding as of December 31, 2025 and 2024, respectively	18	18
Additional paid-in capital	1,414,322	1,393,325
Accumulated other comprehensive income	181	10
Accumulated deficit	(1,023,041)	(1,390,065)
Total stockholders’ equity	391,480	3,288
Total liabilities and stockholders’ equity	$513,594	$163,976
See Accompanying Notes to Financial Statements.

RIGEL PHARMACEUTICALS, INC.
STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenues:
Product sales, net	$231,983	$144,902	$104,294
Contract revenues from collaborations	62,034	34,376	11,488
Government contracts	265	—	1,100
Total revenues	294,282	179,278	116,882
Costs and expenses:
Cost of product sales	19,621	18,647	7,110
Research and development	33,295	23,380	24,522
Selling, general and administrative	115,900	113,059	105,741
Total costs and expenses	168,816	155,086	137,373
Income (loss) from operations	125,466	24,192	(20,491)
Interest income	3,681	2,092	2,272
Interest expense	(7,320)	(7,918)	(6,872)
Income (loss) before income taxes	121,827	18,366	(25,091)
(Benefit from) provision for income taxes	(245,197)	881	—
Net income (loss)	$367,024	$17,485	$(25,091)
Net income (loss) per share
Basic	$20.40	$0.99	$(1.44)
Diluted	$19.48	$0.99	$(1.44)
Weighted average shares used in computing net income (loss) per share
Basic	17,987	17,579	17,401
Diluted	18,840	17,687	17,401

See Accompanying Notes to Financial Statements.

RIGEL PHARMACEUTICALS, INC.
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Net income (loss)	$367,024	$17,485	$(25,091)
Other comprehensive income:
Net unrealized gain on short-term investments	171	2	161
Comprehensive income (loss)	$367,195	$17,487	$(24,930)
See Accompanying Notes to Financial Statements.

RIGEL PHARMACEUTICALS, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except number of shares)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of January 1, 2023	17,339,816	$17	$1,368,979	$(153)	$(1,382,459)	$(13,616)
Net loss	—	—	—	—	(25,091)	(25,091)
Net change in unrealized gain on short-term investments	—	—	—	161	—	161
Issuance of common stock upon exercise of options and participation in Purchase Plan	99,196	—	1,049	—	—	1,049
Issuance of common stock upon vesting of restricted stock units (RSUs)	43,501	—	—	—	—	—
Stock-based compensation expense	—	—	8,853	—	—	8,853
Balance as of December 31, 2023	17,482,513	17	1,378,881	8	(1,407,550)	(28,644)
Net loss	—	—	—	—	17,485	17,485
Net change in unrealized gain on short-term investments	—	—	—	2	—	2
Issuance of common stock upon exercise of options and participation in Purchase Plan	158,795	1	1,963	—	—	1,964
Issuance of common stock upon vesting of RSUs	68,908	—	—	—	—	—
Stock-based compensation expense	—	—	12,481	—	—	12,481
Balance as of December 31, 2024	17,710,216	18	1,393,325	10	(1,390,065)	3,288
Net income	—	—	—	—	367,024	367,024
Net change in unrealized gain on short-term investments	—	—	—	171	—	171
Issuance of common stock upon exercise of options, net of shares withheld, and participation in Purchase Plan	457,027	—	8,101	—	—	8,101
Issuance of common stock upon vesting of RSUs	143,691	—	—	—	—	—
Stock-based compensation expense	—	—	12,896	—	—	12,896
Balance as of December 31, 2025	18,310,934	$18	$1,414,322	$181	$(1,023,041)	$391,480

See Accompanying Notes to Financial Statements.

RIGEL PHARMACEUTICALS, INC.
STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Operating activities
Net income (loss)	$367,024	$17,485	$(25,091)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation expense	12,711	12,393	8,806
(Gain) loss on sale and disposal of fixed assets	—	(79)	266
Depreciation and amortization	2,415	2,228	1,238
Deferred income tax benefit	(245,852)	—	—
Release of cost share liability	(39,981)	—	—
Net amortization of discount on short-term investments and term loans	(1,150)	(709)	(479)
Changes in assets and liabilities:
Accounts receivable, net	(10,148)	(11,065)	9,770
Inventories	(5,635)	764	1,172
Prepaid and other current and non-current assets	(11,848)	(3,440)	2,054
Right-of-use assets	(674)	615	1,069
Accounts payable	3,852	(3,803)	(366)
Accrued compensation	1,775	1,463	(190)
Accrued research and development	1,451	560	(4,195)
Revenue reserves and refund liability	1,276	10,756	3,539
Other current and long-term liabilities	(285)	4,995	(2,208)
Lease liability	724	(692)	(1,128)
Net cash provided by (used in) operating activities	75,655	31,471	(5,743)
Investing activities
Maturities of short-term investments	61,129	39,700	41,650
Purchases of short-term investments	(153,494)	(35,272)	(31,206)
Capital expenditures	—	(36)	—
Payments for acquisition of intangible assets	—	(360)	(15,000)
Proceeds from sale of property and equipment	—	98	259
Net cash (used in) provided by investing activities	(92,365)	4,130	(4,297)
Financing activities
Net proceeds from term loan financing	—	—	19,950
Principal payments of term loans	(7,500)	—	—
Net proceeds from issuance of common stock from equity plans	8,101	1,964	1,049
Closing purchase price payment related to asset acquisition	—	(10,000)	—
Cost share payments to a collaboration partner	—	(3,605)	(2,632)
Net cash provided by (used in) financing activities	601	(11,641)	18,367
Net (decrease) increase in cash, cash equivalents and restricted cash	(16,109)	23,960	8,327
Cash and cash equivalents at beginning of period	56,746	32,786	24,459
Cash, cash equivalents, and restricted cash at end of period	$40,637	$56,746	$32,786
Supplemental disclosure of cash flow information
Interest paid	$6,573	$7,039	$5,848
Income taxes paid	1,063	331	81
Increase in right-of-use assets and lease liability	1,220	—	—
Acquisition-related liabilities	5,000	5,000	—
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
TAVALISSE (fostamatinib disodium hexahydrate) is our first FDA-approved product and is the only approved oral SYK inhibitor for the treatment of adult patients with chronic ITP who have had an insufficient response to a previous treatment. The product is also commercially available in Europe and the UK (as TAVLESSE), and in Japan, Korea, Canada and Israel (as TAVALISSE) for the treatment of chronic ITP in adult patients.
REZLIDHIA (olutasidenib) is our second FDA-approved product indicated for the treatment of adult patients with R/R AML with a susceptible IDH1 mutation as detected by an FDA-approved test. We in-licensed REZLIDHIA from Forma with exclusive, worldwide rights for its development, manufacturing and commercialization, pursuant to a license and transition services agreement entered in July 2022.
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
Our development pipeline includes R289, our dual IRAK1/4 inhibitor program, which is being advanced in an open-label, Phase 1b study to determine the safety, tolerability and preliminary efficacy of the drug in patients with lower-risk MDS who are relapsed, refractory or resistant to prior therapies.
To expand our evaluation of olutasidenib in other disease areas with IDH1 mutations, we have strategic development collaborations with MDACC and with CONNECT. We also have a RIPK1 inhibitor program in clinical development that is being led by our partner Lilly.
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
Reclassifications

We previously presented property and equipment and deferred revenue on the face of the balance sheet. Property and equipment, net, has been reclassified and is now reported within other assets, and deferred revenue has been reclassified and is now reported within other current liabilities. Prior period financial information has been reclassified to conform to the current period presentation.

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
Liquidity
As of December 31, 2025, we had approximately $155.0 million in cash, cash equivalents and short-term investments. Since inception, we have financed our operations primarily through sales of equity securities, debt financing arrangement, contract payments under our collaboration agreements and from product sales. Based on our current operating plan, we believe that our existing cash, cash equivalents, and short-term investments will be sufficient to fund our expenses and capital expenditure requirements through at least the next 12 months from the date of issuance of this Annual Report on Form 10-K.
Use of Estimates
The preparation of financial statements in conformity with US GAAP requires management to make certain judgments, estimates and assumptions that could affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Critical accounting estimates and assumptions made by management include those relating to estimates around our product sales allowances and discounts; estimates around accounting for collaboration arrangements; and estimates around research and development accruals. Other accounting estimates also include but not limited to allowance for credit losses, inventory reserves, estimated general accruals, valuation of our stock option awards and probability of achievement of corporate performance-based milestones for our performance-based stock option awards, realizability of deferred tax asset, estimated useful lives of long-lived assets, and any potential impairment loss. We base our estimates and assumptions on historical experience and on various other assumptions we believe to be applicable, and evaluate them on an ongoing basis to ensure they remain reasonable under current conditions. Actual results could differ significantly from those estimates, which could have a material impact on our business, results of operations, and financial condition.
Segment Reporting
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (CODM), or decision making-group, in deciding how to allocate resources and in assessing performance. Our CODM is our chief executive officer. We view our operations and manage our business as one operating segment. See “Note 15 – Segment Information” for further details.
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
Government and Private Payor Rebates: We are subject to discount obligations under the state Medicaid programs and Manufacturer Discount Program (MDP). We estimate our Medicaid and MDP rebates based upon a range of possible outcomes that are probability-weighted for the estimated payor mix. We also have rebate program agreements with certain PBMs for certain product, pursuant to which rebates will be paid in accordance with the respective agreements. The rebate reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and related liability is recorded as revenue reserves within revenue reserves and refund liability in the balance sheet. Our liability for these rebates consists primarily of estimates of claims for the current quarter, and estimated future claims that will be made for product that has been recognized as revenue, but remains in the distribution channel inventories at the end of each reporting period.
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
Government Contracts
Prior to issuance of Accounting Standards Update (ASU) 2025-10, Accounting for Government Grants Received by Business Entities in December 2025 as discussed in more detail under “Recent Accounting Pronouncements” below, there was limited US GAAP accounting guidance for for-profit business entities that receives government assistance. We utilized other accounting standards, and have elected to analogize to International Financial Reporting Standards, specifically International Accounting Standards (IAS) 20, Accounting for Government Grants and Disclosures of Government Assistance. Following IAS 20, we account for government assistance as government contracts revenue within the statement of operations in the period when it is probable that we will receive the award, which is when we comply with the conditions associated with the award. Following the guidance of ASU 2021-10, Disclosures by Business Entities about

Government Assistance, we disclose the nature of the transactions and the related accounting policy used, the line items on the balance sheet and income statement that are affected by the transaction and the amounts applicable to each financial statement line item, and the significant terms and conditions of the transactions, including commitment and contingencies. See “Note 4 – Sponsored Research and License Agreements and Government Contracts” for further discussions of government assistance we received.
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
The following table summarizes the activity of our customer allowances for prompt payment discounts for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024	2023
Balance at the beginning of the year	$246	$180	$136
Provision for prompt payment discount	1,470	1,035	686
Reduction in prompt payment discount	(1,378)	(969)	(642)
Balance at end of the year	$338	$246	$180

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
Concentration of credit risk with respect to our accounts receivable is limited due to our small number of customers. Our accounts receivable consists mostly of outstanding invoices from our sale of our product to our customers. Accounts receivable may also include outstanding invoices from our collaboration partners with respect to the related sponsored research and license agreements and government contracts. As of December 31, 2025, 89% of our accounts receivable are outstanding invoices to our customers related to product sales in the US, and the remaining 11% are outstanding invoices from our collaboration partners, mainly Grifols. As of December 31, 2024, 81% of our accounts receivable are outstanding invoices to our customers related to product sales in the US, and the remaining 19% are outstanding invoices from our collaboration partners, mainly Dr. Reddy's and Grifols.
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
•Level 1 – Inputs are unadjusted, quoted prices in active markets for identical assets at the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. The fair valued assets we hold that are generally included under this Level 1 are money market securities where fair value is based on publicly quoted prices.
•Level 2 – Inputs, other than quoted prices included in Level 1, that are either directly or indirectly observable for the asset or liability through correlation with market data at the reporting date and for the duration of the instrument’s anticipated life. The fair valued assets we hold that are generally assessed under Level 2 included government-sponsored enterprise securities, US treasury bills and corporate bonds and commercial paper. We utilize third-party pricing services in developing fair value measurements where fair value is based on valuation methodologies such as models using observable market inputs, including benchmark yields, reported trades, broker/dealer quotes, bids, offers and other reference data. We use quotes from external pricing service providers and other on-line quotation systems to verify the fair value of investments provided by our third-party pricing service providers.
•Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities and which reflect management’s best estimate of what market participants would use in pricing the asset or liability at the reporting date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model. We do not have fair valued assets classified under Level 3.
Inventories and Cost of Product Sales
Inventories are stated at the lower-of-cost or estimated net realizable value. We determine the cost of inventories using the standard cost method, which approximates actual cost, and is valued using the first-in, first-out method. Inventory costs primarily consist of APIs, third-party manufacturing costs and allocated internal overhead costs. We capitalize inventory costs when the product is approved by the FDA, or when based on management’s judgment, future commercialization was considered probable, and the future economic benefits are expected to be realized. Prior to FDA approval of a product, costs to purchase APIs including costs to manufacture a product are charged to research and development expense when incurred. Our physical inventories as of balance sheet dates include inventory quantities where costs have been previously charged to research and development expense since such costs were incurred prior to FDA approval of the product.
We provide reserves for potential excess, dated or obsolete inventories based upon assumptions about future demand and market conditions, as well as product shelf life. Inventories that are not expected to be consumed beyond our normal operating cycle are classified as non-current inventories and included within other assets in the balance sheet.
Advance payments to our contract manufacturers to manufacture APIs as well as APIs pending final release for commercial usage are classified as prepaid inventory and included within prepaid and other current assets in the balance sheet.
Cost of product sales primarily consists of the cost of inventories sold, along with product shipping and handling expenses. It may also include the establishment or reversal of inventory reserves, determined based on management’s estimates of future demand, prevailing market conditions, and product shelf lives. In addition, cost of product sales includes amortization of intangible assets and royalty expenses.
Property and Equipment
Property and equipment included within other assets are stated at cost net of accumulated depreciation. Depreciation is calculated using the straight‑line method over the estimated useful lives of the assets, which range from three to seven years. Maintenance and repairs are charged to expense as incurred. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the balance sheet and any resulting gain or loss is reflected in statements of operations in the period realized.

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
Advertising Expense
Advertising costs are expensed as incurred and are included within selling general and administrative expenses in the statements of operations. Advertising costs for the years ended December 31, 2025, 2024 and 2023 amounted to $2.3 million, $2.1 million, and $3.1 million, respectively.
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
We evaluate the realizability of our deferred tax assets by assessing whether it is more likely than not that these assets will be recovered through future taxable income. If we determine that it is not more likely than not that some portion or all of the deferred tax assets will be realized, a valuation allowance is established to reduce the carrying amount to the expected realizable value. If sufficient positive evidence becomes available to allow us to reach a conclusion that a portion of the valuation allowance against the deferred tax assets may be reversed, the reversal would result in an income tax benefit for the quarterly and annual fiscal period in which we determine to release such valuation allowance. The assessment requires considerable management judgment and consideration of all available positive and negative evidence, including historical operating results and projections of future taxable income.
Recent Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-09, Improvements to Income Tax Disclosures, which enhance the annual disclosure requirements regarding the tax rate reconciliation and income taxes paid information. This update is effective for our fiscal year ended December 31, 2025, and may be adopted on a prospective or retrospective basis. Early adoption is permitted. We adopted this new guidance effective for annual income tax disclosures for the year ended December 31, 2025 on a retrospective basis. For further discussion, see “Note 14 – Income Taxes”.
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures. This guidance enhances expense disclosure requirements for a public business entity’s expenses by mandating detailed information regarding types of expenses (including purchases of inventory, employee compensation, depreciation and amortization) contained in income statement expense categories. This guidance is effective for our annual reporting for the fiscal year ending December 31, 2027, and interim reporting periods starting with the fiscal year ending December 31, 2028, though early adoption is available. This guidance may be applied prospectively to reporting periods after the effective date or retrospectively to all periods presented in the financial statements. We are currently evaluating this guidance and assessing the potential impact on our financial statements and disclosures.
In July 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets, introducing a practical expedient for credit loss measurement on accounts receivable and contract assets. This guidance is effective for our annual reporting period for the fiscal year ending December 31, 2026, including interim periods within such reporting period, though early adoption is available. While we continue evaluating adoption timing and impact of this guidance, we do not anticipate significant effects on our financial statements and disclosures.
In December 2025, the FASB issued ASU 2025-10, Accounting for Government Grants Received by Business Entities, which establishes the accounting and presentation for government grants received by a business entity. This guidance is for our annual reporting period for the fiscal year ending December 31, 2029, and related interim periods, though early adoption is available. Organizations may adopt this guidance using modified prospective, modified retrospective, or retrospective approaches. We are currently evaluating this guidance and assessing the potential impact on our financial statements and disclosures.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements to improve the guidance in Topic 270, Interim Reporting. The update provides clarifications aimed at improving interim disclosure requirement consistency and usability, incorporating a comprehensive listing of required interim disclosures and a new disclosure principle for reporting material events occurring after the most recent annual period. The amendments do not change the underlying objectives of interim reporting but are designed to enhance clarity in application. This guidance is effective for our interim reporting periods for the fiscal year ending December 31, 2028. We are currently evaluating the impact of adoption of this standard on our financial statements and disclosures.

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
The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share amounts):

	Year Ended December 31,
	2025	2024	2023
EPS Numerator:
Net income (loss)	$367,024	$17,485	$(25,091)
EPS Denominator—Basic:
Weighted-average common shares outstanding	17,987	17,579	17,401
EPS Denominator—Diluted:
Weighted-average common shares outstanding	17,987	17,579	17,401
Dilutive effect of stock options, RSUs and shares under Purchase Plan	853	108	—
Weighted-average shares outstanding and common stock equivalents	18,840	17,687	17,401

Net income (loss) per share
Basic	$20.40	$0.99	$(1.44)
Diluted	$19.48	$0.99	$(1.44)
The potential shares of common stock that were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Stock options	1,448	3,391	3,411
RSUs	7	108	186
Total	1,455	3,499	3,597

3. REVENUES
Revenues disaggregated by category were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Product sales:
Gross product sales	$309,961	$209,924	$147,058
Discounts and allowances	(77,978)	(65,022)	(42,764)
Total product sales, net	231,983	144,902	104,294
Revenues from collaborations:
Release of cost share liability	39,981	—	—
License revenue	—	14,000	—
Milestone revenue	3,000	—	75
Delivery of drug supplies, royalty and others	19,053	20,376	11,413
Total revenues from collaborations	62,034	34,376	11,488
Government contracts	265	—	1,100
Total revenues	$294,282	$179,278	$116,882
Revenue from product sales is related to sales of our commercial products to our customers. For detailed discussions of our revenues from collaboration and government contracts, see “Note 4 – Sponsored Research and License Agreements and Government Contracts.”
Our product sales revenue is net of chargebacks, discounts and fees, government and other rebates and returns. Of the total discounts and allowances from gross product sales for the years ended December 31, 2025, 2024 and 2023, $71.0 million, $64.0 million and $41.5 million, respectively, was accounted for as additions to revenue reserves and refund liability, and $7.0 million, $1.0 million and $1.3 million, respectively, as reductions in accounts receivable (as it relates to allowance for prompt pay discount) and prepaid and other current assets (as it relates to certain chargebacks and other fees that were prepaid) in the balance sheet. The following tables summarize the activities in chargebacks, discounts and fees, government and other rebates and returns that were accounted for revenue reserves and refund liability, for each of the periods presented (in thousands):

	Chargebacks, Discounts and Fees	Government and Other Rebates	Returns	Total
Balance as of January 1, 2025	$13,374	$8,343	$4,723	$26,440
Provision related to current period sales	55,327	19,032	2,530	76,889
Adjustment related to prior period sales	(758)	(3,084)	(1,696)	(5,538)
Credit or payments made during the period	(55,424)	(13,902)	(749)	(70,075)
Balance as of December 31, 2025	$12,519	$10,389	$4,808	$27,716

	Chargebacks, Discounts and Fees	Government and Other Rebates	Returns	Total
Balance as of January 1, 2024	$8,236	$3,517	$3,931	$15,684
Provision related to current period sales	49,071	13,586	1,315	63,972
Credit or payments made during the period	(43,933)	(8,760)	(523)	(53,216)
Balance as of December 31, 2024	$13,374	$8,343	$4,723	$26,440

Adjustment related to prior period sales reflects updates to estimates of variable consideration, including chargebacks, rebates, and returns, resulting from actual claims and other information obtained in the current reporting period.
The following table summarizes revenues from each of our customers who individually accounted for 10% or more of the total net product sales and revenues from collaborations:

	Year Ended December 31,
	2025	2024	2023
McKesson Corporation	42%	45%	43%
Cencora Inc.	19%	20%	21%
Cardinal Health, Inc.	*	13%	25%
Lilly	14%	—%	—%
Kissei	*	11%	*
______________________________
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
Under the above existing agreements that we entered into in the ordinary course of business, we received or may be entitled to receive upfront cash payments, payments contingent upon specified events achieved by such partners and royalties on any net sales of products sold by such partners under the agreements. As of December 31, 2025, total potential future contingent payments due to us under all existing collaboration agreements was approximately $1.1 billion, which amount reflects the impact of Lilly's termination of the CNS disease program effective in November 2025, and assumes that all potential product candidates achieve every payment-triggering milestone under all of our current agreements. Of this amount, approximately $179.5 million relates to the achievement of development events, $270.6 million relates to the achievement of regulatory events and $637.0 million relates to the achievement of certain commercial or launch events. This estimated future contingent amount does not include any estimated royalties that could be due to us if the partners successfully commercialize any of the licensed products. Future events that may trigger payments to us under the agreements are based solely on our partners’ future efforts and achievements of specified development, regulatory and/or commercial events.
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
Global Exclusive License Agreement with Lilly
In February 2021, we entered a global exclusive license agreement and strategic collaboration with Lilly, which became effective in March 2021 upon clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and was amended in September 2023 (first amendment), March 2024 (second amendment), and in August 2025 (third amendment) (collectively, Lilly Agreement). The collaboration was to develop and commercialize ocadusertib (previously R552) for the treatment of non-CNS diseases, and additional RIPK1 inhibitors for the treatment of CNS diseases. Pursuant to the terms of the Lilly Agreement, we granted Lilly the exclusive rights to develop and commercialize ocadusertib and related RIPK1 inhibitors in all indications worldwide. The parties’ collaboration is governed through a joint governance committee and appropriate subcommittees.

Under the terms of Lilly Agreement, we received a non-refundable and non-creditable upfront cash payment amounting to $125.0 million in April 2021. In addition, for non-CNS diseases, we are eligible to receive up to $330.0 million in milestone payments upon the achievement of specified development and regulatory milestones and up to $100.0 million in sales milestone payments on a product-by-product basis. In addition, depending on the extent of our co-funding of ocadusertib development activities, we would be entitled to receive tiered royalty payments on net sales of non-CNS disease products at percentages ranging from the mid-single digits to high-teens, subject to certain standard reductions and offsets. For CNS diseases, we were eligible to receive up to $256.0 million in milestone payments upon the achievement of specified development, regulatory and commercial milestones and up to $150.0 million in sales milestone payments on a product-by-product basis. In addition, we were also eligible to receive tiered royalty payments on net sales of CNS disease products up to low-double digits, subject to certain standard reductions and offsets. On October 1, 2025, Lilly notified us of its intent to terminate the CNS disease program under the Lilly Agreement, and such termination became effective on November 30, 2025. As a result, we do not expect to realize any future milestones and royalty payments associated with the CNS disease program.
Under the Lilly Agreement, we were responsible for performing and funding initial discovery and identification of CNS disease development candidates. Following candidate selection, Lilly was responsible for performing and funding all future development and commercialization of the CNS disease development candidates. Under the Lilly Agreement, we were responsible for 20% of development costs for ocadusertib in the US, Europe, and Japan, up to a specified cap. Lilly was responsible for funding the remainder of all development activities for ocadusertib and other non-CNS disease development candidates. Pursuant to the terms of the Lilly Agreement, we had the right to opt-out of co-funding the ocadusertib development activities in the US, Europe and Japan at two different specified times and as a result receive lesser royalties from sales. Prior to us providing our first opt-out notice in September 2023 as discussed below, under the Lilly Agreement, we were required to fund our share of the ocadusertib development activities in the US, Europe, and Japan up to a maximum funding commitment of $65.0 million through April 1, 2024.
We accounted for this agreement under ASC 606. At the inception of the Lilly Agreement, we determined that the license of non-CNS penetrant IP and the license of CNS penetrant IP represented distinct performance obligations. Given our opt-out rights related to ocadusertib development activities, we concluded at the minimum, we had a commitment to fund the development costs up to $65.0 million. We determined that this commitment represented a significant financing component of the contract and accounted for as a reduction of the upfront payment in determining the transaction price. Accordingly, we recorded a liability at its net present value of approximately $57.9 million using a 6.4% discount rate. Interest expense was accreted on such liability over the expected commitment period and adjusted for timing of expected cost share payments. The resulting net transaction price of $67.1 million was allocated to each performance obligation based on our best estimate of its relative standalone selling price using the adjusted market assessment approach. The portion of the transaction price allocated to the non-CNS penetrant IP of $60.4 million was recognized as revenue in 2021 upon delivery of the non-CNS penetrant IP to Lilly. The portion of the transaction price allocated to the CNS penetrant IP of $6.7 million was recognized as revenue from the effective date of the Lilly Agreement through the eventual acceptance by Lilly in June 2022 using the input method. There was no outstanding deferred revenue related to Lilly Agreement as of December 31, 2025 and 2024.
In September 2023, we provided our first opt-out notice to Lilly, and concurrently entered into an amendment to the Lilly Agreement. Under the amended agreement, following the exercise of the first opt-out, we had the right to opt back in to co-funding of ocadusertib development activities, upon us providing notice to Lilly within 30 days of certain events as specified in the Lilly Agreement, which would have entitled us to higher royalties. If we had exercised this opt-in right, we would have been required to continue to share in global development costs, subject to cap and duration if the second opt-out right were exercised.
Following the exercise of our first opt-out right, our cost share obligation for ocadusertib development activities ended on April 1, 2024. We paid Lilly $21.4 million for our share of development costs incurred through April 1, 2024. As of December 31, 2024, the outstanding liability to Lilly reported within other long-term liabilities in the balance sheets amounted to $40.0 million. Although our obligation to share in ocadusertib development activities ended on April 1, 2024, we did not release the remaining cost share liability in the periods prior to providing notice that we would not exercise our opt-in right, as we could not conclude that it was probable that a significant reversal of revenue, if recognized, would not occur until the likelihood of us exercising our opt-in right became remote, or the opt-in period lapsed.

On April 30, 2025, we notified Lilly of our decision not to exercise our opt-in right following our evaluation of certain events specified in the Lilly Agreement. As a result, we were no longer obligated to share in any future global development costs for ocadusertib development activities. Accordingly, during the year ended December 31, 2025, we released the remaining $40.0 million cost share liability and recognized the amount as contract revenues from collaboration.

Grifols License Agreement
We have a commercialization license agreement with Grifols entered in January 2019 with exclusive rights to commercialize fostamatinib for human diseases, and non-exclusive rights to develop, fostamatinib in Grifols territory. Under the agreement, we received an upfront payment of $30.0 million, with the potential for $297.5 million in total regulatory and commercial milestones. We are also entitled to receive stepped double-digit royalty payments based on tiered net sales which may reach 30% of net sales. In January 2020, the EC granted a centralized MA for fostamatinib valid throughout the EU, and in the UK after the departure of the UK from the EU, for the treatment of chronic ITP in adult patients who are refractory to other treatments. With this approval, in February 2020, we received $20.0 million non-refundable payment, consisted of a $17.5 million payment due upon MAA approval by the EMA of fostamatinib for the first indication and a $2.5 million creditable advance royalty payment, based on the terms of our collaboration agreement with Grifols. We accounted for this agreement under ASC 606 and recognized the corresponding revenue in the period we satisfied the performance obligations. As of December 31, 2025 and 2024, there was no outstanding deferred revenue.
We have a Commercial Supply Agreement with Grifols entered in October 2020 to supply and sell our drug product priced at a certain markup specified in the agreement, in quantities Grifols shall order from us pursuant to and in accordance with the agreement. For the years ended December 31, 2025, 2024, and 2023, we recognized $6.1 million, $4.0 million and $5.6 million, respectively, of revenue related to delivery of drug supply to Grifols.
We recognized royalty revenue from Grifols of $7.2 million, $5.1 million and $3.2 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Kissei License Agreements
We have a collaboration and license agreement with Kissei entered in September 2024 to grant exclusive rights to develop and commercialize olutasidenib in all human diseases in Japan, Korea and Taiwan. Kissei is responsible for performing and funding the development activities for olutasidenib in the Kissei territory and we retained the co-exclusive right to conduct development activities in the Kissei territory solely for the purpose of supporting and obtaining regulatory approval of and commercializing olutasidenib in the world outside the Kissei territory. Under the terms of the agreement, we received a one-time, non-refundable, and non-creditable upfront cash payment of $10.0 million, with the potential for up to an additional $152.5 million in development, regulatory and commercial milestone payments, and will receive mid twenty to lower thirty pecent, tiered, escalated net sales-based payments for the supply of olutasidenib, subject to certain standard reductions and offsets. Pursuant to the agreement, Kissei is responsible for companion diagnostic development in Japan, for which we will share 50% of the costs incurred by Kissei, up to $3.0 million, which are creditable against future milestones and transfer price payments owed to us. We remain responsible for the manufacture and supply of olutasidenib for all development and commercialization activities under the agreement. Pursuant to the concurrently executed supply agreement, we will supply Kissei with bulk drug product for use under the collaboration and license agreement. We accounted for this agreement following ASC 606 and concluded at the inception of the agreement, the upfront cash payment of $10.0 million was the consideration for granting the license right to Kissei, and there are no other material deliverables associated with the upfront payment. Accordingly, we recognized the upfront payment as revenue during the year ended December 31, 2024.

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
We also have an exclusive license and supply agreement with Kissei entered in October 2018, amended in November 2022, October 2023, August 2024, September 2024 and October 2024, to develop and commercialize fostamatinib in all current and potential indications in Japan, China, Taiwan and Korea. Kissei is responsible for performing and funding all development activities for fostamatinib in Kissei territories. At the inception of the agreement, we received an upfront cash payment of $33.0 million. Further, the agreement provides for up to $115.0 million in potential development, regulatory and commercial milestone payments, and will receive mid- to upper twenty percnt, tiered, escalated net sales-based payments for the supply of fostamatinib. Under the agreement, we granted Kissei the license rights to fostamatinib in Kissei territory and are obligated to supply Kissei with drug product for use in clinical trials and pre-commercialization activities. We are also responsible for the manufacture and supply of fostamatinib for all future development and commercialization activities. In April 2022, Kissei announced that an NDA was submitted to Japan’s PMDA for fostamatinib in chronic ITP, which entitled us to receive a $5.0 million non-refundable and non-creditable milestone payment. In December 2022, Kissei announced that Japan’s PMDA approved the NDA for fostamatinib in chronic ITP, which entitled us to receive a $20.0 million non-refundable and non-creditable milestone payment. In January 2025, Kissei announced the Korean Ministry of Food and Drug Safety approved fostamatinib for the treatment of chronic ITP, which entitled us to receive a $3.0 million non-refundable and non-creditable milestone payment. We accounted for this agreement under ASC 606, and recognized the corresponding revenue in the period we satisfied the performance obligations. As of December 31, 2025 and 2024, the remaining deferred revenue was related to the material right associated with discounted fostamatinib supply, which amounted to $1.4 million.
Pursuant to our supply agreement with Kissei, during the years ended December 31, 2025, 2024 and 2023, we recognized $4.2 million, $10.4 million, and $2.2 million, respectively, of revenue related to delivery of drug supplies to Kissei.
Medison Commercial and License Agreements
We have exclusive commercial and license agreements with Medison entered in October 2019 for the commercialization of fostamatinib for chronic ITP in Medison territory. Pursuant to which, we received a $5.0 million upfront payment with respect to the agreement in Canada. We accounted for this agreement under ASC 606 and recognized the revenue in the period we satisfied the performance obligation. There was no outstanding deferred revenue related to Medison commercial and license agreement as of December 31, 2025 and 2024.
During the years ended December 31, 2025, 2024 and 2023, we recognized $1.1 million, $0.5 million, and $0.5 million, respectively, of revenue from Medison primarily related to the delivery of drug supplies and earned royalties.
Knight Commercial License and Supply Agreement
We have commercial license and supply agreements with Knight entered in May 2022 for the exclusive commercialization of fostamatinib for approved indications in Knight territory. Pursuant to such commercial license agreement, we received a $2.0 million one-time, non-refundable, and non-creditable upfront payment, with potential for up to an additional $20.0 million in regulatory and sales-based commercial milestone payments, and will receive twenty- to mid-thirty percent, tiered, escalated net-sales based royalty payments for products sold in the Knight territory. We are also responsible for the exclusive manufacture and supply of fostamatinib for all future development and commercialization activities under the agreement. We accounted for this agreement under ASC 606 and recognized the revenue in the period we satisfied the performance obligation. There was no outstanding deferred revenue as of December 31, 2025 and 2024, and no revenue was recognized during the years ended December 31, 2025, 2024 and 2023 related to commercial and license agreement with Knight.

Dr. Reddy’s Commercial License Agreement
We have a commercial license agreement with Dr. Reddy’s entered in November 2024, pursuant to which, we granted Dr. Reddy’s an exclusive license to develop and commercialize olutasidenib in Dr. Reddy’s territory. Pursuant to the commercial license agreement, we were entitled to receive a $4.0 million one-time, non-refundable and non-creditable upfront payment, which amount, net of applicable foreign withholding taxes was received in February 2025. In addition, we are also entitled to a potential for up to an additional $36.0 million in regulatory and sales-based commercial milestone payments, and will receive high teens- to thirty percent, tiered, escalated net-sales based royalty payments for products sold in Dr. Reddy’s territory, subject to certain standard reductions and offsets. Dr. Reddy’s is responsible for performing and funding all development activities necessary to obtain regulatory approval and commercialize olutasidenib in the Dr. Reddy’s territory. We are responsible for the exclusive manufacture and supply of olutasidenib for all future development and commercialization activities under the agreement. We accounted for this agreement following ASC 606 and concluded at the inception of the agreement that the upfront cash payment of $4.0 million was the consideration for granting the license right to Dr. Reddy’s, and accordingly recognized the upfront payment as revenue during the year ended December 31, 2024. In August 2025, we entered into a supply agreement with Dr. Reddy’s. During the year ended December 31, 2025, we recognized $0.1 million of revenue related to the delivery of drug supplies.

Under the license and services agreement with Forma as discussed in “Note 5 – In-Licensing and Acquisition”, Forma is entitled to a certain portion of sublicensing revenue from olutasidenib. During the year ended December 31, 2024, we recorded $0.9 million sublicense revenue fee which we recorded within cost of product sales, associated with the upfront payment from Dr. Reddy’s.
Government Contracts
Government contracts revenue of $0.3 million for the year ended December 31, 2025 was related to an award granted to us by BARDA for our evaluation of fostamatinib in mitigating the impact of long-term respiratory distress. No government contracts revenue was recognized during the year ended December 31, 2024. Government contracts revenue of $1.1 million for the year ended December 31, 2023 was primarily related to an award granted to us by the Department of Defense to support our Phase 3 clinical trial to evaluate the safety and efficacy of fostamatinib for the treatment of hospitalized high-risk patients with COVID-19.

Strategic Development Collaborations with MD Anderson and CONNECT
We have a Strategic Collaboration Agreement with MDACC, a comprehensive cancer research, treatment, and prevention center, entered in December 2023. The collaboration will expand our evaluation of olutasidenib in AML and other hematologic cancers. Under the collaboration, we will provide MDACC the study materials and $15.0 million in time-based milestone payments as compensation for services to be provided for the studies, over the five-year collaboration term, unless terminated earlier as provided for in the agreement. Through December 31, 2025, we provided $5.3 million funding to MDACC.
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
Of the total closing purchase price, $10.0 million was paid in July 2024. The remaining $5.0 million was outstanding and presented as acquisition-related liabilities in the balance sheet as of December 31, 2025 and 2024. We classify the outstanding acquisition-related liabilities as current or non-current liabilities based on the period the amount is expected to be due as of the balance sheet date. In accordance with the guidance, we classify payments of the closing purchase price under financing activity in the statements of cash flows, considering that payments are not made soon after the acquisition date.
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
Simultaneously and in connection with entering into the Asset Purchase Agreement, we also entered into certain supporting agreements, including a customary transition agreement. We also agreed to purchase certain drug product inventories from Blueprint under a Material Transfer Agreement.
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
The transaction was accounted for as an acquisition of asset under ASC 730, Research and Development. In accordance with the guidance, in a transaction accounted for as an asset acquisition, any acquired in-process research and development (IPR&D) that does not have alternative future use is charged to expense at the acquisition date. At the acquisition date, we accounted for the upfront fee of $2.0 million as IPR&D and recorded such cost within research and development expenses in the statements of operations in 2022.
Under the accounting guidance, we account for contingent cash payments when it is probable that a liability is incurred and the amount can be reasonably estimated. We account for milestone payment obligations incurred at development stage and prior to a regulatory approval of an indication associated with the acquired licensed asset as research and development expense when the event requiring payment of the milestone occurs. Milestone payment obligations incurred upon and after a regulatory approval of an indication associated with the acquired licensed asset, and at the commercial stage, are recorded as intangible asset when the event requiring payment of the milestones occurs. Prior to the FDA approval of REZLIDHIA in December 2022, we achieved certain regulatory milestone which entitled Forma to receive a $2.5 million milestone payment. Because such milestone payment obligation was incurred prior to a regulatory approval of an indication associated with the acquired licensed asset, we recorded such amount as IPR&D and recorded such cost within research and development expense in 2022. On December 1, 2022, the FDA approved REZLIDHIA capsules for the treatment of adult patients with R/R AML with susceptible IDH1 mutations as detected by an FDA-approved test. Following the FDA approval, we launched REZLIDHIA and made first shipments of the product to our customers in December 2022. With this FDA approval and first commercial sale of the product, Forma was entitled to receive a total of $15.0 million in milestone payments. Since such milestone payments were incurred upon and after regulatory approval of the product, we recorded such amount as intangible asset on our balance sheet.
The amount recorded as intangible assets are being amortized on a straight-line basis over the estimated useful life of 14 years, and the related amortization is recorded within cost of product sales. Royalties are recognized within cost of product sales, as revenue from REZLIDHIA product sales is recognized.
6. STOCK-BASED COMPENSATION
Total stock-based compensation expense related to all of our stock-based awards was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Selling, general and administrative	$10,592	$10,879	$6,712
Research and development	2,119	1,514	2,094
Total stock-based compensation expense	$12,711	$12,393	$8,806
Equity Incentive Plans
We have two active equity plans, our 2018 Equity Incentive Plan (2018 Plan) and the Rigel’s Inducement Plan, as amended (Inducement Plan, and together with 2018 Plan, the Equity Incentive Plans). The 2018 Plan is the successor plan to the 2011 Equity Incentive Plan, the 2000 Equity Incentive Plan, and the 2000 Non-Employee Directors’ Stock Option Plan. The 2018 Plan provides for granting of stock awards to our officers, directors, all other employees and consultants. The Inducement Plan, which is a non-stockholder approved stock plan, is intended mainly to provide an inducement material by granting awards for certain individuals to enter into employment with us. Awards granted under our Equity Incentive Plans expire no later than 10 years from the date of grant. Awards may be granted with different vesting terms from time to time. To date, we granted stock options and RSUs under our Equity Incentive Plans.
In May 2025, our stockholders approved an amendment to our 2018 Plan, to, among other items, add an additional 700,000 shares to the number of shares of common stock authorized for issuance under our 2018 Plan. During the year ended December 31, 2025, our Board of Directors approved additional 152,868 shares of common stock reserved for issuance under our Inducement Plan.

Stock Options and RSUs
The following table summarizes stock options and RSUs activity, and shares available for grant under our Equity Incentive Plans for the periods presented:

		Stock Options			RSUs
	Shares Available For Grant	Number of Shares	Weighted Average Exercise Price	Weighted Intrinsic Value (in thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2024	1,598,221	3,564,718	$23.00		387,282	$14.94
Authorized for grant	852,868
Granted	(1,215,816)	674,555	$22.18		389,522	$23.14
Exercised/Released	—	(466,591)	$20.61		(143,691)	$14.92
Cancelled and forfeited	198,789	(219,248)	$25.69		(25,492)	$17.36
Outstanding as of December 31, 2025	1,434,062	3,553,434	$23.00	$70,857	607,621	$20.10
Vested and expected to vest as of December 31, 2025		3,384,870	$22.82	$70,052
Exercisable as of December 31, 2025		2,764,752	$23.80	$52,981
Of the total stock options outstanding as of December 31, 2025, 168,564 shares outstanding are performance-based stock options wherein the achievements of the corresponding corporate-based milestones were not probable. Accordingly, the related grant date fair value for these performance-based stock options of $3.2 million has not been recognized as stock-based compensation expense as of December 31, 2025.
The aggregate intrinsic values of stock options outstanding, vested and expected to vest, and exercisable represents the difference between the exercise price of the underlying awards and the quoted price of our common stock for the options that were in-the-money as of December 31, 2025. For the years ended December 31, 2025, 2024 and 2023, the aggregate intrinsic values of stock option exercises were approximately $5.6 million, $0.6 million and $0.02 million, respectively, representing the difference between the fair value of our common stock at the date of exercise and the exercise price paid.
Stock option grants generally vest over 3 to 4 years, and are exercisable for a period of 10 years. For the years ended December 31, 2025, 2024 and 2023, we granted options to purchase 674,555 shares, 717,106 shares and 367,180 shares, respectively, of common stock, with weighted-average grant date fair value of $17.09 per share, $9.71 per share and $12.80 per share, respectively.
The following table summarizes the weighted-average assumptions relating to stock options granted during the periods presented:

	Year Ended December 31,
	2025	2024	2023
Risk-free interest rate	4.3%	4.1%	3.9%
Expected term (in years)	6.4	6.1	6.8
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	88.7%	87.7%	84.0%
As of December 31, 2025, there was approximately $14.7 million of unrecognized stock-based compensation cost which is expected to be recognized over the remaining weighted-average period of 2.05 years, related to time-based stock options, performance-based stock options wherein achievement of the corresponding corporate-based milestones were considered as probable, and RSUs.

Outstanding stock options and stock options exercisable information by range of exercises prices as of December 31, 2025 was as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Shares	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
$9.0 - $18.7	1,120,034	7.59	$13.82	813,399	$13.82
$19.6 - $21.1	440,680	3.12	$20.28	412,356	$20.36
$21.4 - $24.0	607,484	8.21	$22.65	276,122	$22.83
$24.2 - $24.2	500,575	4.73	$24.20	471,324	$24.20
$24.4 - $35.4	522,208	4.30	$31.56	429,098	$31.51
$35.9 - $39.80	180,307	3.65	$37.51	180,307	$37.51
$40.7 - $45.0	182,146	2.07	$44.90	182,146	$44.90
$9.0 - $45.0	3,553,434	5.77	$23.00	2,764,752	$23.80
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
Our previous 24-month offering period under our Purchase Plan ended on June 30, 2024, and a new 24-month offering period started on July 1, 2024. The fair value of awards under our Purchase Plan is estimated on the date of our new offering period using the Black-Scholes option pricing model, which is being amortized over the requisite service periods. As of December 31, 2025, there was approximately $0.1 million, which is expected to be recognized over the remaining weighted average period of 0.50 years, related to our Purchase Plan.
For the years ended December 31, 2025, 2024 and 2023, there were 87,176 shares, 65,409 shares and 94,179 shares, respectively, of common stock purchased under the Purchase Plan, at an average price of $7.15 per share, $7.06 per share and $10.60 per share, respectively. As of December 31, 2025, there were 96,998 shares reserved for future issuance under the Purchase Plan.
7. INVENTORIES
The following table summarizes inventories, net (in thousands):

	As of December 31,
	2025	2024
Raw materials	$4,514	$1,077
Work in process	3,910	1,226
Finished goods	4,712	5,014
Total	$13,136	$7,317
Reported as:
Inventories	$11,506	$6,002
Other assets	1,630	1,315
Total	$13,136	$7,317

Non-current inventories included within other assets in the balance sheet consist of APIs classified as raw materials which have multi-year shelf life, as well as certain work in process and finished goods inventories that are not expected to be consumed beyond our normal operating cycle.
8. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
Cash, cash equivalents and short-term investments consisted of the following (in thousands):

	As of December 31,
	2025	2024
Cash	$20,020	$20,135
Restricted cash	57	—
Money market funds	14,509	16,386
US treasury bills	63,994	7,263
Government-sponsored enterprise securities	20,692	23,177
Corporate bonds and commercial paper	35,740	10,360
	$155,012	$77,321
Reported as:
Cash and cash equivalents	$40,580	$56,746
Short-term investments	114,375	20,575
Restricted cash reported within other assets	57	—
	$155,012	$77,321
Cash equivalents and short-term investments include the following securities with gross unrealized gains and losses (in thousands):

As of December 31, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US treasury bills	$63,868	$126	$—	$63,994
Government-sponsored enterprise securities	20,663	30	(1)	20,692
Corporate bonds and commercial paper	35,714	28	(2)	35,740
Total	$120,245	$184	$(3)	$120,426

As of December 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US treasury bills	$7,260	$3	$—	$7,263
Government-sponsored enterprise securities	23,174	3	—	23,177
Corporate bonds and commercial paper	10,356	4	—	10,360
Total	$40,790	$10	$—	$40,800
As of December 31, 2025 and 2024, our cash equivalents and short-term investments had a weighted-average time to maturity of approximately 303 days and 69 days, respectively. Our short-term investments are classified as available-for-sale securities. Accordingly, we have classified certain securities as short-term investments on our balance sheets as they are available for use in the current operations. As of December 31, 2025, a total of 9 individual securities have been in an unrealized loss position for 12 months or less, and the losses were determined to be temporary. We regularly review the securities in an unrealized loss position and evaluate the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. We have not recognized any credit losses on these securities as of December 31, 2025 and 2024.

The following table shows the fair value and gross unrealized losses of our investments in individual securities that are in an unrealized loss position, aggregated by investment category (in thousands):

As of December 31, 2025	Fair Value	Gross Unrealized Losses
Government-sponsored enterprise securities	$2,475	$(1)
Corporate bonds and commercial paper	5,489	(2)
Total	$7,964	$(3)
9. FAIR VALUE
The table below summarizes the fair value of our cash equivalents and short-term investments measured at fair value on a recurring basis, and are categorized based upon the lowest level of significant input to the valuations (in thousands):

	Assets at Fair Value as of December 31, 2025
	Level 1	Level 2	Level 3	Total
Money market funds	$14,509	$—	$—	$14,509
US treasury bills	—	63,994	—	63,994
Government-sponsored enterprise securities	—	20,692	—	20,692
Corporate bonds and commercial paper	—	35,740	—	35,740
Total	$14,509	$120,426	$—	$134,935

	Assets at Fair Value as of December 31, 2024
	Level 1	Level 2	Level 3	Total
Money market funds	$16,386	$—	$—	$16,386
US treasury bills	—	7,263	—	7,263
Government-sponsored enterprise securities	—	23,177	—	23,177
Corporate bonds and commercial paper	—	10,360	—	10,360
Total	$16,386	$40,800	$—	$57,186
10. OTHER BALANCE SHEET COMPONENTS
Property and equipment
Property and equipment included within other assets comprised primarily of computer and other equipment. Following table summarizes the property and equipment for the periods presented (in thousands):

	As of December 31,
	2025	2024
Total cost	$347	$353
Less accumulated depreciation	(317)	(261)
Property and equipment, net	$30	$92
Depreciation and amortization expense was $0.1 million, $0.1 million and $0.2 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Prepaid and other current assets
Prepaid and other current assets for the periods presented consist of the following (in thousands):

	As of December 31,
	2025	2024
Prepaid inventory	$11,849	$3,757
Prepaid research and development costs	4,886	1,885
Others	5,207	4,523
Total prepaid and other current assets	$21,942	$10,165
Intangible assets
Intangible assets consist of the following (in thousands):

	As of December 31,
	2025	2024
Intangible assets cost	$30,360	$30,360
Accumulated amortization	(5,612)	(3,260)
Intangible assets, net	$24,748	$27,100
See “Note 5 – In-Licensing and Acquisition” for related discussions of capitalized intangible assets. For the years ended December 31, 2025, 2024 and 2023, amortization expense recorded within cost of sales in the statements of operations were $2.4 million, $2.1 million and $1.1 million, respectively.
As of December 31, 2025, the weighted average remaining amortization period of outstanding intangible assets was 10.54 years. The following table presents the estimated future amortization expense of intangible assets (in thousands):

For the year ending December 31,
2026	$2,351
2027	2,351
2028	2,351
2029	2,351
2030	2,351
Thereafter	12,993
$24,748
Other current liabilities
Other current liabilities consist of the following (in thousands):

	As of December 31,
	2025	2024
Accrued commercial expenses	$2,192	$3,661
Accrued other expenses	7,919	6,735
Deferred revenue	1,355	1,355
Total other current liabilities	$11,466	$11,751

11. DEBT
The following table summarizes loans payable, net (in thousands):

	As of December 31,
	2025	2024
Principal outstanding	$52,500	$60,000
Unamortized debt issuance costs	(206)	(320)
Principal outstanding, net of unamortized debt issuance costs	$52,294	$59,680
Reported as:
Loans payable, net, current portion	$29,812	$7,272
Long-term portion of loans payable, net	22,482	52,408
	$52,294	$59,680
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
Interest expense, including amortization of the debt discount and accretion of the final fees related to the Credit Agreement for the years ended December 31, 2025, 2024 and 2023 were $7.3 million, $7.9 million and $6.8 million, respectively. Accrued interest of $2.6 million and $2.1 million as of December 31, 2025 and 2024, respectively, was included within other current liabilities in the balance sheet.
The following table presents the future minimum principal payments of the outstanding loan as of December 31, 2025 (in thousands):

For the year ending December 31,
2026	$30,000
2027	22,500
Principal amount (Tranches 1, 2, 3 and 4)	$52,500
The amended Credit Agreement contains certain covenants which, among others, require us to deliver financial reports at designated times of the year and maintain minimum unrestricted cash and trailing net revenues. As of December 31, 2025, we were not in violation of any covenants.

12. COMMITMENTS AND CONTINGENCIES
Operating Leases
Our current headquarters located in South San Francisco, California was previously subleased from Atara Biotherapeutics, Inc. (Atara) pursuant to a sublease agreement entered in October 2022, which lease commenced in November 2022 and expired in May 2025. In February 2025, we entered into a lease agreement with 611 Gateway, now with Healthpeak following the completion of the property acquisition from 611 Gateway in January 2026, to lease the same office space, which lease term commenced following the expiration of the sublease with Atara and will expire in July 2027. Following our lease agreement with 611 Gateway, in accordance with ASC 842, Leases, at lease measurement date, we recognized operating lease right-of-use asset and lease liability of approximately $1.2 million, which amount represents the present value of the future minimum lease payments over the term of the lease measured using our incremental borrowing rate.

The components of our operating lease expense were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Fixed operating lease expense	$635	$663	$1,109
Variable operating lease expense	71	112	134
Total operating lease expense	$706	$775	$1,243
Cash payments included in the measurement of operating lease liabilities for the year ended December 31, 2025, 2024, 2023 were $0.6 million, $0.7 million and $1.5 million, respectively.

As of December 31, 2025, the weighted average remaining term of the lease was 1.58 years. The following table presents the future lease payments as of December 31, 2025 (in thousands):

For year ending December 31,
2026	$692
2027	409
Total minimum payments required	$1,101

Purchase Commitments and Obligations
In the ordinary course of business, we enter into agreements with contract manufacturers to manufacture our inventory products. Although the agreements generally provide a termination clause with or without cause, we may still be subjected to payment of cancellation fees. The level of cancellation fees is generally dependent on the timing of the written notice in relation to the commencement of work, with the maximum cancellation fees equal to the full price of the work order. In October 2024, we entered into an agreement with a third-party contract manufacturer to manufacture TAVALISSE that is expected to be delivered starting in 2026 through 2029. As of December 31, 2025, the contractual obligation not included in our financial statements related an agreement that may potentially be subjected to cancellation fees amounted to approximately $21.5 million, with approximately $7.3 million due in one year and $9.7 million due within two to three years. As of December 31, 2025, we have not incurred any cancellation fees under our agreements with contract manufacturers
Legal Contingencies
From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any material legal proceedings that, if determined adversely us, would have a material adverse effect on us. For more information, see “Part I, Item 3, Legal Proceedings” of this Annual Report on Form 10-K.

13. STOCKHOLDERS’ EQUITY
Preferred Stock
We are authorized to issue 10,000,000 shares of preferred stock. As of December 31, 2025 and 2024, there were no issued and outstanding shares of preferred stock. Our Board of Directors is authorized to fix or alter the designation, powers, preferences and rights of the shares of each series of preferred shares, and the qualifications, limitations or restrictions of any wholly unissued shares, to establish from time to time the number of shares constituting any such series, and to increase or decrease the number of shares, if any.
Common Stock
Our Certificate of Incorporation as amended and restated in May 2018, authorizes us to issue 400,000,000 shares of common stock.
Open Market Sale Agreement
In August 2020, we entered into an Open Market Sale Agreement with Jefferies, as a sole agent, pursuant to which we may sell from time to time, through Jefferies, shares of our common stock in sales deemed to be “at-the-market offerings” as defined in Rule 415 under the Securities Act, subject to conditions specified in the Open Market Sale Agreement, including maintaining an effective registration statement covering the sale of shares under the Open Market Sale Agreement. We have an active Registration Statement filed with the SEC, which registered, among other securities, a base prospectus which covers the offering, issuance, and sale by us of up to $250.0 million in the aggregate of the securities identified from time to time in one or more offerings, which include the $100.0 million of shares of our common stock that may be offered, issued and sold under the Open Market Sale Agreement. As of December 31, 2025, no shares had been sold under the Open Market Sale Agreement.
14. INCOME TAXES
Income (loss) before income taxes for the years ended December 31, 2025, 2024, and 2023 was entirely attributable to domestic operations.
The components of the (benefit from) provision for income taxes included in the statements of operations were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current:
Federal	$—	$—	$—
State and local	655	281	—
Foreign	—	600	—
Total current taxes	655	881	—
Deferred:
Federal	(233,679)	—	—
State and local	(12,173)	—	—
Foreign	—	—	—
Total deferred taxes	(245,852)	—	—
(Benefit from) provision for income taxes	$(245,197)	$881	$—
The benefit from income taxes for the year ended December 31, 2025 was primarily attributable to the release of a significant portion of the valuation allowance previously recorded against our deferred tax assets. The provision for income tax for the year ended December 31, 2024 was primarily related to a foreign withholding tax and state income taxes. There was no provision for income taxes for the year ended December 31, 2023. We do not expect to owe federal income taxes due to the sufficient NOL carryforwards that were generated prior to the enactment of the TCJA, as well as significant research and development credit carryforwards.

In July 2025, the OBBBA was signed into law. The OBBBA includes a broad range of provisions affecting business entities, including the establishment of certain permanent business tax measures. Among other changes, the legislation permits permanent and immediate deduction for domestic research and development expenditures and restoration of favorable tax treatment for certain business provisions. The legislation contains multiple effective dates, with certain provisions effective beginning in 2025 and others phased through 2027. In accordance with ASC 740, Income Taxes, the effects of changes in tax laws are recognized in the period of enactment. Accordingly, we evaluated the provisions of the OBBBA and determined that the most significant impact to us relates to the capitalization requirements for research and experimental expenditures under Section 174. The effects of this provision have been reflected in our income tax provision for the year ended December 31, 2025. The effects of the OBBBA on our financial statements were not material, other than the impact related to Section 174 as described above.
A reconciliation of the (benefit from) provision for income taxes to the amount computed by applying the US federal statutory income tax rate to income (loss) before income taxes for the periods presented is as follows (in thousands, except percentages):

	Year Ended December 31,
	2025		2024		2023
	Amount	%	Amount	%	Amount	%
Federal statutory tax rate	$25,593	21.0%	$3,907	21.0%	$(5,261)	(21.0)%
State and local, net of federal income tax effect*	(11,518)	(9.5%)	281	1.5%	15	0.1%
Foreign tax effect (Indian withholding tax)	—	—%	600	3.2%	—	—%
Change in valuation allowance	(265,784)	(218.1%)	(5,644)	(30.3%)	(3,081)	(12.3%)
Research and development tax credits	(744)	(0.6%)	540	2.9%	6,583	26.3%
Changes in unrecognized tax benefit	(82)	—%	46	0.2%	33	0.1%
Nontaxable or non-deductible items:
Stock-based compensation	7,300	5.9%	1,189	6.4%	1,323	5.3%
Other	38	—%	(38)	(0.1)%	388	1.5%
Total (benefit from) provision for income taxes/ Effective tax rate	$(245,197)	(201.3%)	$881	4.8%	$—	—%
*State taxes in California made up the majority (greater than 50 percent) of the tax effect in this category.
The amount of income taxes paid (net of refunds received) were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Federal	$—	$—	$—
State and local
Alabama	129	233	15
Kentucky	256	57	*
Tennessee	*	28	14
New York	*	*	48
All states representing less than five percent of total	78	13	4
Total state and local	463	331	81
Foreign
India	600	—	—
Total income taxes paid	$1,063	$331	$81
_______________________
*Denotes less than 5% of total income taxes paid in the respective periods.

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets are as follows (in thousands):

	As of December 31,
	2025	2024
Deferred tax assets
Net operating loss carryforwards	$216,008	$222,744
Orphan drug and research and development credits	63,458	62,314
Capitalized research and development expenses	5,165	19,604
Deferred revenue	334	10,181
Deferred compensation	4,616	11,701
Other, net	3,296	2,751
Deferred tax liabilities
Others	(327)	(61)
Total net deferred tax assets	292,550	329,234
Less: valuation allowance	(46,698)	(329,234)
Deferred tax assets, net of allowance	$245,852	$—
Historically, we maintained a full valuation allowance on our outstanding deferred tax assets. In the fourth quarter of 2025, based on our evaluation of all available positive and negative evidence, we concluded that it was more-likely-than not that a significant portion of our federal and state deferred tax assets would be realized. Accordingly, we released the valuation allowance against these deferred tax assets, except for $46.7 million of deferred tax assets associated to the portion of federal research and development credit carryforwards, California NOL and California research and development credit carryforwards. The assessment of the realizability of deferred tax assets involved considerable management judgment and required evaluation of all available evidence, including cumulative recent financial performance, forecasts of future taxable income, and the reversal of taxable temporary differences. As a result of this assessment, we recognized a deferred income tax benefit of $245.9 million during the year ended December 31, 2025. The valuation allowance decreased by approximately $282.5 million and $9.4 million for the years ended December 31, 2025 and 2024, respectively.
As of December 31, 2025, we had federal NOL carryforwards of approximately $919.0 million. Of this amount, approximately $779.9 million will expire beginning in 2026, and the remaining federal NOL carryforwards may be carried forward indefinitely, subject to annual limitation of 80% of taxable income. We also had state NOL carryforwards of approximately $324.6 million, which begin to expire in 2031.
As of December 31, 2025, we had general business credits of approximately $45.6 million, consisting primarily of research and development and orphan drug credits, which begin to expire in 2026 if not utilized. In addition, we had state research and development tax credits of approximately $32.9 million, which do not expire.
In general, under Section 382 of the Internal Revenue Code (Section 382), a corporation that undergoes an ownership change is subject to limitations on its ability to utilize its pre-change NOL carryovers and tax credits. Our NOL carryforwards and tax credits are subject to limitations resulting from ownership changes that occurred in prior periods. We have updated our Section 382 owner shift analysis through December 31, 2025 and concluded that no significant changes in ownership in the periods presented. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 and result in additional limitations.

The following table summarizes the activity related to our gross unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2025	2024	2023
Balance at the beginning of the year	$8,780	$8,672	$9,426
Decrease related to prior year tax positions	—	—	(843)
Increase related to current year tax positions	270	108	89
Balance at the end of the year	$9,050	$8,780	$8,672
During the years ended December 2025, 2024 and 2023, unrecognized tax benefits increased primarily due to additional research and development and orphan drug credits generated in the respective periods. In 2023, we engaged tax consultant to perform an orphan drug credits study for years 2015 to 2020, which resulted in a $4.7 million decrease in unrecognized tax benefits. The reversal of did not affect our effective tax rate, as a full valuation allowance was in place at that time.
We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2025, we had no accrued interest or penalties.
We are subject to federal income tax and various state taxes. Because of NOL and research credit carryovers, substantially all of our tax years remain open to examination.
15. SEGMENT INFORMATION
The following table presents segment information for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024	2023

Total Revenues	$294,282	$179,278	$116,882
Less:
Employee related expenses	75,314	69,807	63,429
Commercial related expenses	25,898	26,996	24,310
Cost of product sales	19,621	18,647	7,110
Consultants and third-party services	15,146	15,532	17,942
Outside clinical trial related expenses	18,307	10,978	9,694
Other segment items	14,530	13,126	14,888
Interest expense, net	3,639	5,826	4,600
(Benefit from) provision for income taxes	(245,197)	881	—
Segment income (loss)	$367,024	$17,485	$(25,091)
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
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.
The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its attestation report which is set forth below in this Annual Report on Form 10-K.
Changes in Internal Controls over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Rigel Pharmaceuticals, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Rigel Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Rigel Pharmaceuticals, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheets of the Company as of December 31, 2025 and 2024, the related statements of operations, comprehensive income (loss), stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated March 3, 2026 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
San Francisco, California
March 3, 2026

Item 9B. Other Information
Securities Trading Plans of Directors and Executive Officers
During the fourth quarter ended December 31, 2025, the following Director adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K item 408, as follows:
On November 7, 2025, Kamil Ali-Jackson, a Director of the Company's Board, adopted a 10b5-1 trading plan. The trading plan provides for the potential sale of up to an aggregate of 5,000 shares of our common stock. Transactions under the plan may occur beginning after the applicable cooling-off period and will terminate on November 6, 2026, unless earlier terminated in accordance with the plan’s terms. We do not undertake to report modifications, terminations, or other changes to trading arrangements unless required by law.

No other directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information regarding our directors, executive officers and corporate governance is incorporated by reference to the information set forth under the captions “Election of Directors” and “Management—Executive Officers” in our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2025. Such information is incorporated herein by reference.
Information regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference to the information set forth under the caption “Delinquent Section 16(a) Reports” in our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2025. Such information, if any, is incorporated herein by reference.
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
Item 11. Executive Compensation
Information regarding executive and director compensation is incorporated by reference to the information set forth under the captions “Compensation Discussion and Analysis,” “Executive Compensation” and “Director Compensation” in our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2025. Such information is incorporated herein by reference.
Information regarding Compensation Committee interlocks and insider participation is incorporated by reference to the information set forth under the caption “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2025. Such information is incorporated herein by reference.
Information regarding our Compensation Committee’s review and discussion of our Compensation Discussion and Analysis is incorporated by reference to the information set forth under the caption “Compensation Committee Report” in our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2025. Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding security ownership of certain beneficial owners and management and securities authorized for issuance under our equity compensation plans is incorporated by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2025. Such information is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information regarding certain relationships and related transactions and director independence is incorporated by reference to the information set forth under the captions “Transactions with Related Persons” and “Information Regarding the Board of Directors and Corporate Governance” in our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2025. Such information is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Information regarding principal accounting fees and services is incorporated by reference to the information set forth under the caption “Ratification of Selection of Independent Registered Public Accounting Firm” in our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2025. Such information is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules
The following documents are being filed as part of this Annual Report on Form 10-K:
1.Financial Statements—Index to Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.
2.See Exhibit Index at the end of this Annual Report, which is incorporated herein by reference. The Exhibits listed in the accompanying Exhibit Index are filed as part of this report.
EXHIBIT INDEX

1.1
Amended and Restated Open Market Sale Agreement, dated August 2, 2024, by and between Rigel Pharmaceuticals, Inc. and Jefferies LLC (filed as an exhibit to Rigel’s Registration Statement on Form S-3, dated August 2, 2024 and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation (filed as an exhibit to Rigel’s Current Report on Form 8-K dated June 24, 2003 and incorporated herein by reference).

3.2	Amended and Restated Bylaws (filed as an exhibit to Rigel’s Current Report on Form 8-K, dated November 3, 2022 and incorporated herein by reference).

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (filed as an exhibit to Rigel’s Current Report on Form 8-K, dated May 29, 2012 and incorporated herein by reference).

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (filed as an exhibit to Rigel’s Current Report on Form 8-K, dated May 18, 2018 and incorporated herein by reference).

3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (filed as an exhibit to Rigel’s Current Report on Form 8-K, dated June 27, 2024 and incorporated herein by reference).

4.1	Description of Capital Stock (filed as an exhibit to Rigel’s Annual Report on Form 10-K for the year ended December 31, 2020 filed on February 27, 2020 and incorporated herein by reference).

4.2	Form of warrant to purchase shares of common stock (filed as an exhibit to Rigel’s Registration Statement on Form S-1, filed on September 15, 2000, as amended and incorporated herein by reference).

4.3	Specimen Common Stock Certificate (filed as an exhibit to Rigel’s Current Report on Form 8-K dated June 24, 2003 and incorporated herein by reference).

10.1+	Form of Stock Option Agreement pursuant to 2000 Equity Incentive Plan (filed as an exhibit to Rigel’s Registration Statement on Form S-1, as amended and incorporated herein by reference).

10.2+	Rigel Pharmaceuticals, Inc. 2000 Equity Incentive Plan, as amended (filed as an exhibit to Rigel’s Registration Statement on Form S-8 filed on June 21, 2013 and incorporated herein by reference).

10.3+
Rigel Pharmaceuticals, Inc. 2000 Non-Employee Directors’ Stock Option Plan, as amended (filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 filed on August 21, 2017 and incorporated herein by reference).

10.4+
Rigel Pharmaceuticals, Inc. 2000 Employee Stock Purchase Plan, as amended (filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 filed on August 3, 2021 and incorporated herein by reference).

10.5+
Rigel Pharmaceuticals, Inc. 2011 Equity Incentive Plan, as amended (filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 filed on August 21, 2017 and incorporated herein by reference).

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

10.8+
Rigel Pharmaceuticals, Inc. 2018 Equity Incentive Plan, as amended. (filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 filed on August 5, 2025 and incorporated herein by reference).

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

10.15+˄
Offer Letter from Rigel Pharmaceuticals, Inc. to Raymond Furey, dated November 17, 2022 (filed as an exhibit to Rigel’s Annual Report on Form 10-K for the year ended December 31, 2022 filed on March 7, 2023 and incorporated herein by reference).

10.16+˄
Offer Letter from Rigel Pharmaceuticals, Inc. to Lisa Rojkjaer, M.D., dated December 20, 2023 (filed as an exhibit to Rigel's Annual Report on Form 10-K for the year ended December 31, 2024 filed on March 4, 2025 and incorporated herein by reference.

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

10.22˄
Amendment No. 3 to the License and Collaboration Agreement with Eli Lilly and Company, dated August 28, 2025 (filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 filed on November 4, 2025 and incorporated herein by reference).

10.23˄
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

10.25˄
Amendments 1, 2, 3, and 4 to the Collaboration and License Agreement with Kissei Pharmaceutical Co., Ltd., dated October 29, 2018 (filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 filed on November 7, 2024 and incorporated herein by reference).

10.26˄
Amendment 5 to the Collaboration and License Agreement with Kissei Pharmaceutical Co., Ltd., dated October 23, 2024 (filed as an exhibit to Rigel’s Annual Report on Form 10-K for the year ended December 31, 2024 filed on March 4, 2025 and incorporated herein by reference).

10.27˄
Exclusive Commercialization License Agreement with Grifols Worldwide Operations Limited, dated January 22, 2019 (filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 filed on May 7, 2019 and incorporated herein by reference).

10.28˄
Collaboration Agreement between Rigel and Daiichi Pharmaceutical Co., Ltd., dated August 1, 2002 (filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference).

10.29˄
Credit and Security Agreement, dated as of September 27, 2019, among Rigel Pharmaceuticals, Inc. MidCap Financial Trust, as agent and lender, and the additional lenders from time to time party thereto (filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 filed on November 5, 2019 and incorporated herein by reference).

10.30˄
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

10.32˄
Third Amendment to the Credit and Security Agreement with MidCap Financial Trust, dated July 27, 2022 (filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 filed on November 3, 2022 and incorporated herein by reference).

10.33˄
Fourth Amendment to the Credit and Security Agreement with MidCap Financial Trust, dated April 11, 2024 (filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 filed on May 7, 2024 and incorporated herein by reference).

10.34˄
Sublease Agreement with Atara Biotherapeutics, Inc., dated October 28, 2022 (filed as an exhibit to Rigel’s Annual Report on Form 10-K for the year ended December 31, 2022 filed on March 7, 2023 and incorporated herein by reference).

10.35
Amendment No. 1 to Sublease Agreement with Atara Biotherapeutics, Inc., dated October 10, 2024 (filed as an exhibit to Rigel’s Annual Report on Form 10-K for the year ended December 31, 2024 filed on March 4, 2025 and incorporated herein by reference).

10.36˄
Lease Agreement with 611 Gateway Center LP, dated February 25, 2025 (filed as an exhibit to Rigel’s Annual Report on Form 10-K for the year ended December 31, 2024 filed on March 4, 2025 and incorporated herein by reference).

10.37˄
First Amendment to Lease Agreement with 611 Gateway Center LP, dated August 20, 2025 (filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 filed on November 4, 2025 and incorporated herein by reference).

10.38˄
Asset Purchase Agreement with Blueprint Medicines Corporation, dated February 22, 2024 (filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 filed on May 7, 2024 and incorporated herein by reference).

10.39˄
Collaboration and License Agreement with Kissei Pharmaceutical Co., Ltd., dated September 3, 2024 (filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 filed on November 7, 2024 and incorporated herein by reference).

10.40˄
Supply Agreement with Kissei Pharmaceutical Co., Ltd., dated September 3, 2024 (filed as an exhibit to Rigel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 filed on November 7, 2024 and incorporated herein by reference).

19.1
Rigel Pharmaceuticals, Inc. Insider Trading Policy (filed as an exhibit to Rigel’s Annual Report on Form 10-K for the year ended December 31, 2024 filed on March 4, 2025 and incorporated herein by reference).

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

97
Incentive Compensation Recoupment Policy (Clawback Policy), dated August 10, 2023 (filed as an exhibit to Rigel’s Annual Report on Form 10-K for the December 31, 2024 filed on March 5, 2025 and incorporated herein by reference).

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
________________________________________________________
+Indicates a management contract or compensatory plan or arrangement.
*The certification attached as Exhibit 32.1 accompanies this Annual Report on Form 10-K pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the registrant for purposes of Section 18 of the Exchange Act.
˄Certain marked information has been omitted from this exhibit because it is both not material and is the type that the registrant treats as private and confidential.
#Filed herewith.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of South San Francisco, State of California, on March 3, 2026.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ RAUL R. RODRIGUEZ	Chief Executive Officer and Director	March 3, 2026
Raul R. Rodriguez	(Principal Executive Officer)

/s/ DEAN L. SCHORNO	Chief Financial Officer	March 3, 2026
Dean L. Schorno	(Principal Financial Officer)

/s/ GREGG LAPOINTE	Chairman of the Board	March 3, 2026
Gregg Lapointe

/s/ KAMIL ALI-JACKSON	Director	March 3, 2026
Kamil Ali-Jackson

/s/ MARK W. FROHLICH	Director	March 3, 2026
Mark W. Frohlich

/s/ ALISON L. HANNAH	Director	March 3, 2026
Alison L. Hannah

/s/ MICHAEL P. MILLER	Director	March 3, 2026
Michael P. Miller

/s/ WALTER H. MOOS	Director	March 3, 2026
Walter H. Moos

/s/ JANE WASMAN	Director	March 3, 2026
Jane Wasman