Form 10-Q
period 2026-03-31
RIGEL PHARMACEUTICALS INC
filed 2026-05-05
CIK 1034842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM         TO
Commission File Number 0-29889
_______________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2026, there were 18,502,080 shares of the registrant’s Common Stock outstanding.

RIGEL PHARMACEUTICALS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
RIGEL PHARMACEUTICALS, INC.
CONDENSED BALANCE SHEETS
(In thousands)

	As of
	March 31, 2026	December 31, 2025 ⁽¹⁾
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$24,411	$40,580
Short-term investments	122,273	114,375
Accounts receivable, net	49,945	51,763
Inventories	11,652	11,506
Prepaid and other current assets	25,746	21,942
Total current assets	234,027	240,166
Intangible assets, net	24,160	24,748
Deferred income tax asset	243,279	245,852
Operating lease right-of-use assets	785	920
Other assets	2,357	1,908
Total assets	$504,608	$513,594
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,486	$7,191
Accrued compensation	6,009	11,914
Accrued research and development	5,742	5,524
Acquisition-related liabilities	5,000	5,000
Revenue reserves and refund liability	28,080	27,716
Loans payable, net, current portion	29,865	29,812
Other accrued liabilities	9,674	11,466
Lease liabilities, current portion	636	614
Total current liabilities	89,492	99,237
Long-term portion of lease liabilities	228	395
Long-term portion of loans payable, net	14,991	22,482
Total liabilities	104,711	122,114

Commitments

Stockholders’ equity:
Common stock	18	18
Additional paid-in capital	1,414,394	1,414,322
Accumulated other comprehensive (loss) income	(128)	181
Accumulated deficit	(1,014,387)	(1,023,041)
Total stockholders’ equity	399,897	391,480
Total liabilities and stockholders’ equity	$504,608	$513,594
______________________________________________________________________
(1)The balance sheet as of December 31, 2025 has been derived from the audited financial statements included in Rigel’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (SEC) on March 3, 2026.
See Accompanying Notes to Condensed Financial Statements

RIGEL PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Revenues:
Product sales, net	$54,923	$43,550
Contract revenues from collaborations	3,895	9,783
Total revenues	58,818	53,333
Costs and expenses:
Cost of product sales	4,606	4,409
Research and development	11,676	8,436
Selling, general and administrative	30,651	27,715
Total costs and expenses	46,933	40,560
Income from operations	11,885	12,773
Interest income	1,205	591
Interest expense	(1,433)	(1,853)
Income before income taxes	11,657	11,511
Provision for income taxes	3,003	65
Net income	$8,654	$11,446

Net income per share
Basic	$0.47	$0.64
Diluted	$0.44	$0.63
Weighted average shares used in computing net income per share
Basic	18,412	17,808
Diluted	19,686	18,169
See Accompanying Notes to Condensed Financial Statements

RIGEL PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Net income	$8,654	$11,446
Other comprehensive loss:
Net unrealized loss on short-term investments	(309)	(12)
Comprehensive income	$8,345	$11,434
See Accompanying Notes to Condensed Financial Statements

RIGEL PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 1, 2026	18,310,934	$18	$1,414,322	$181	$(1,023,041)	$391,480
Net income	—	—	—	—	8,654	8,654
Net change in unrealized loss on short-term investments	—	—	—	(309)	—	(309)
Issuance of common stock upon exercise of options, net of shares withheld	50,157	—	321	—	—	321
Issuance of common stock upon vesting of restricted stock units (RSUs)	226,221	—	—	—	—	—
Repurchases of common stock in connection with employee tax withholding on RSU vesting	(105,728)	—	(3,740)	—	—	(3,740)
Stock-based compensation expense	—	—	3,491	—	—	3,491
Balance as of March 31, 2026	18,481,584	$18	$1,414,394	$(128)	$(1,014,387)	$399,897

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 1, 2025	17,710,216	$18	$1,393,325	$10	$(1,390,065)	$3,288
Net income	—	—	—	—	11,446	11,446
Net change in unrealized loss on short-term investments	—	—	—	(12)	—	(12)
Issuance of common stock upon exercise of options, net of shares withheld	30,892	—	484	—	—	484
Issuance of common stock upon vesting of RSUs	125,783	—	—	—	—	—
Stock-based compensation expense	—	—	3,361	—	—	3,361
Balance as of March 31, 2025	17,866,891	$18	$1,397,170	$(2)	$(1,378,619)	$18,567
See Accompanying Notes to Condensed Financial Statements

RIGEL PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Operating activities
Net income	$8,654	$11,446
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation expense	3,456	3,324
Depreciation and amortization	597	604
Deferred income tax	2,573	—
Net amortization of discount on short-term investments and term loans	(170)	(190)
Changes in assets and liabilities:
Accounts receivable, net	1,818	68
Inventories	(581)	1,413
Prepaid and other current and non-current assets	(3,792)	(13,150)
Right-of-use assets	135	(1,059)
Accounts payable	(2,705)	615
Accrued compensation	(5,905)	(4,115)
Accrued research and development	218	575
Revenue reserves and refund liability	364	1,495
Other accrued liabilities	(1,792)	(2,954)
Lease liabilities	(145)	1,035
Net cash provided by (used in) operating activities	2,725	(893)
Investing activities
Maturities of short-term investments	15,945	11,100
Purchases of short-term investments	(23,920)	(21,652)
Net cash used in investing activities	(7,975)	(10,552)
Financing activities
Principal payments of term loans	(7,500)	—
Net proceeds from issuance of common stock under equity plans	321	484
Repurchases of common stock in connection with employee tax withholding on RSU vesting	(3,740)	—
Net cash (used in) provided by financing activities	(10,919)	484
Net decrease in cash, cash equivalents and restricted cash	(16,169)	(10,961)
Cash, cash equivalents, and restricted cash at beginning of period	40,637	56,746
Cash, cash equivalents, and restricted cash at end of period	$24,468	$45,785
Supplemental disclosure of cash flow information
Interest paid	$1,320	$1,653
Increase in right-of-use assets and lease liabilities	$—	$1,220
Acquisition-related liabilities	$5,000	$5,000
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
TAVALISSE® (fostamatinib disodium hexahydrate) is our first US Food and Drug Administration (FDA)-approved product and is the only approved oral spleen tyrosine kinase (SYK) inhibitor for the treatment of adult patients with chronic immune thrombocytopenia (ITP) who have had an insufficient response to a previous treatment. The product is also commercially available in Europe and the United Kingdom (UK) (as TAVLESSE), and in Japan, the Republic of Korea (Korea), Canada and Israel (as TAVALISSE) for the treatment of chronic ITP in adult patients.
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
These unaudited condensed financial statements include only normal and recurring adjustments that we believe are necessary to fairly state our financial position and the results of our operations and cash flows. Interim-period results are not necessarily indicative of results of operations or cash flows for a full-year or any subsequent interim period. The balance sheet as of December 31, 2025 has been derived from audited financial statements at that date but does not include all disclosures required by US GAAP for complete financial statements. Because certain disclosures required by US GAAP for complete financial statements are not included herein, these interim unaudited condensed financial statements and the notes accompanying them should be read in conjunction with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025.

Use of Estimates
The preparation of the accompanying unaudited condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from these estimates.
Significant Accounting Policies
Our significant accounting policies are described in “Note 1 – Description of Business and Summary of Significant Accounting Policies” to our “Notes to Financial Statements” contained in Part II, Item 8, “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2025.
Liquidity
As of March 31, 2026, we had approximately $146.7 million in cash, cash equivalents and short-term investments. We finance our operations primarily through sales of our products, and contract payments under our collaboration agreements, as well as through equity securities and debt financing.
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
In July 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets, introducing a practical expedient for credit loss measurement on accounts receivable and contract assets. This guidance is effective for our annual reporting period for the fiscal year ending December 31, 2026, including interim periods within such reporting period, though early adoption is available. The adoption of this guidance did not have a material impact on our financial statements and disclosures.
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
In December 2025, the FASB issued ASU 2025-12, Codification Improvements, which addresses thirty-three issues, representing amendments to Accounting Standard Codification topics that clarify, correct errors or make minor improvements. The amendments make the Codification easier to understand and apply. The update is effective for us in our annual reporting period for the fiscal year ending December 31, 2027, and interim periods within such reporting period.

Early adoption and retrospective application are permitted on an issue-by-issue basis. We are currently evaluating this guidance and assessing the potential impact on our financial statements and disclosures.
Other recently issued accounting guidance not discussed in this Quarterly Report on Form 10-Q are either not applicable or did not have, or are not expected to have, a material impact on us.
2.     Net Income Per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share amounts):

	Three Months Ended March 31,
	2026	2025
EPS Numerator:
Net income	$8,654	$11,446
EPS Denominator—Basic:
Weighted-average common shares outstanding	18,412	17,808
EPS Denominator—Diluted:
Weighted-average common shares outstanding	18,412	17,808
Dilutive effect of stock options, RSUs and shares under Purchase Plan	1,274	361
Weighted-average shares outstanding and common stock equivalents	19,686	18,169

Net income per share
Basic	$0.47	$0.64
Diluted	$0.44	$0.63
The potential shares of common stock that were excluded from the computation of diluted net income per share for the periods presented because including them would have been antidilutive are as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Stock options	936	2,582
RSUs	416	231
Shares under Purchase Plan	—	25
Total	1,352	2,838

3.     Revenues
Revenues disaggregated by category were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Product sales:
Gross product sales	$75,388	$60,192
Discounts and allowances	(20,465)	(16,642)
Total product sales, net	54,923	43,550
Contract revenues from collaborations:
Milestone revenue	—	3,000
Delivery of drug supplies, royalties and others	3,895	6,783
Total contract revenues from collaborations	3,895	9,783
Total revenues	$58,818	$53,333
Revenue from product sales relates to sales of our commercial products to customers. For additional information regarding revenue from collaborations, see “Note 4 – Sponsored Research and License Agreements.”
Net product sales represent gross product sales less chargebacks, discounts and fees, government and other rebates, and returns. Of the total discounts and allowances from gross product sales presented in the table above for the three months ended March 31, 2026 and 2025, $18.9 million and $16.1 million, respectively, were accounted for as additions to revenue reserves and refund liability, and $1.5 million and $0.5 million, respectively, were accounted for as reductions to accounts receivable (prompt pay discount) and prepaid and other current assets (for certain prepaid fees) in the condensed balance sheet.
The following tables summarize activity in chargebacks, discounts and fees, government and other rebates, and returns included in revenue reserves and refund liabilities for each of the periods presented (in thousands):

	Chargebacks, Discounts and Fees	Government and Other Rebates	Returns	Total
Balance as of January 1, 2026	$12,519	$10,389	$4,808	$27,716
Provision related to current period sales	14,379	4,766	550	19,695
Adjustment related to prior period sales	(363)	(381)	—	(744)
Credit or payments made during the period	(14,459)	(3,848)	(280)	(18,587)
Balance as of March 31, 2026	$12,076	$10,926	$5,078	$28,080

	Chargebacks, Discounts and Fees	Government and Other Rebates	Returns	Total
Balance as of January 1, 2025	$13,374	$8,343	$4,723	$26,440
Provision related to current period sales	12,811	3,654	398	16,863
Adjustment related to prior period sales	—	(148)	(560)	(708)
Credit or payments made during the period	(12,928)	(1,669)	(63)	(14,660)
Balance as of March 31, 2025	$13,257	$10,180	$4,498	$27,935
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

The following table summarizes the percentages of revenues from each of our customers who individually accounted for 10% or more of the total net product sales and revenues from collaborations:

	Three Months Ended March 31,
	2026	2025
McKesson Corporation	48%	42%
Cencora, Inc.	23%	20%
Optime Care, Inc.	—	11%
Cardinal Health, Inc.	12%	*
______________________________________________________________________
*Denotes less than 10%
4.     Sponsored Research and License Agreements
We conduct research and development programs independently and in connection with our corporate collaborators. We were a party to a collaboration agreement with Eli Lilly and Company (Lilly), which included the development and commercialization of ocadusertib (previously R552), a receptor-interacting protein kinase 1 (RIPK1) inhibitor; however, in April 2026, we received a written notice from Lilly to terminate the agreement, as discussed in more detail below.
We are currently a party to collaboration agreements with Grifols S.A. (Grifols) to commercialize fostamatinib for human diseases in all indications in Grifols territory which includes Europe, the UK, Turkey, the Middle East, North Africa and Russia (including Commonwealth of Independent States (CIS)); with Kissei Pharmaceutical Co., Ltd. (Kissei) to develop and commercialize fostamatinib in Japan, China, Taiwan and Korea, and olutasidenib in Japan, Korea and Taiwan; with Medison Pharma Trading AG (Medison Canada) and Medison Pharma Ltd. (Medison Israel and, together with Medison Canada, Medison) to commercialize fostamatinib in all indications, in Medison territory which includes Canada and Israel; with Knight Therapeutics International SA (Knight) to commercialize fostamatinib in all indications, in Knight territory which includes Latin America, consisting of Mexico, Central and South America, and the Caribbean; and with Dr. Reddy’s Laboratories (Dr. Reddy’s) to commercialize olutasidenib in Dr. Reddy’s territory which includes Latin America, South Africa, India, Australia, New Zealand, and certain countries in the CIS, Southeast Asia region and North Africa.
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
Under the above collaboration agreements, we have received, and may in the future receive, milestone payments contingent upon the achievement of specified events, as well as royalties on net sales of products commercialized by our partners. The total potential future contingent payments under these agreements were approximately $657.1 million. This amount accounts for terminated programs and Lilly’s April 2026 notice to terminate the Lilly Agreement, as discussed in detail below, and assumes the achievement of all applicable milestones under the existing agreements. Of this amount, $195.1 million relates to development and regulatory milestones and $462.0 million to commercial milestones. This estimate excludes any potential royalties that may become payable if our partners successfully commercialize licensed products. Milestone payments under these agreements are contingent upon our partners’ future efforts and the achievement of specified development, regulatory and commercial milestones.
We also have strategic development collaborations with MDACC and CONNECT to expand the evaluation of olutasidenib in other disease areas with IDH1 mutations.
Global Exclusive License Agreement with Lilly
In February 2021, we entered a global exclusive license agreement and strategic collaboration with Lilly, which became effective in March 2021 upon clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and was amended in September 2023, March 2024, and in August 2025 (collectively, Lilly Agreement). Pursuant to the terms of the Lilly Agreement, we granted Lilly the exclusive rights to develop and commercialize ocadusertib (previously R552) and related receptor interacting serine/threonine protein kinase 1 (RIPK1) inhibitors in all indications worldwide. The collaboration was to develop and commercialize ocadusertib for the treatment of non-central nervous system (non-CNS) diseases, and additional RIPK1 inhibitors for the treatment of central nervous system (CNS) diseases.

Under the Lilly Agreement, we received a non-refundable and non-creditable upfront cash payment amounting to $125.0 million in April 2021. In addition, for non-CNS diseases, we were eligible to receive up to $330.0 million in development and regulatory milestones and up to $100.0 million in sales milestones on a product-by-product basis, as well as tiered royalties on net sales ranging from the mid-single digits to high-teens, subject to certain standard reductions and offsets. For CNS diseases, we were eligible to receive up to $256.0 million in development, regulatory and commercial milestones and up to $150.0 million in sales milestone payments, as well as tiered royalties on net sales up to low-double digits.
On April 16, 2026, we received a written notice from Lilly of its decision to terminate the Lilly Agreement, which will become effective June 15, 2026. Following termination of the Lilly Agreement, including the prior termination of the CNS disease program effective in November 2025, we do not expect to receive future milestones or royalties under the Lilly Agreement.
Under the Lilly Agreement, we were responsible for 20% of the development costs for ocadusertib in the US, Europe, and Japan, up to a specified cap, and Lilly was responsible for funding the remainder of all development activities for ocadusertib and other non-CNS disease development candidates. In September 2023, we exercised our first opt-out right, and concurrently, our cost share obligation for ocadusertib development ended on April 1, 2024. Although we retained a right to opt back into co-funding to receive increased royalties, we notified Lilly in April 2025 that we would not exercise this option. As a result, we have no further development cost-sharing obligations. In connection with this decision, we released the $40.0 million remaining cost share liability and recognized the amount as contract revenues from collaboration in the second quarter of 2025. As of March 31, 2026 and December 31, 2025, there was no deferred revenue related to the Lilly Agreement.
Grifols License Agreement
We have an exclusive commercialization license agreement with Grifols entered in January 2019 with exclusive rights to commercialize fostamatinib for human diseases, and non-exclusive rights to develop fostamatinib in Grifols territory. There was no deferred revenue related to the Grifols license agreement as of March 31, 2026 and December 31, 2025.
Pursuant to our commercial supply agreement with Grifols, no revenue was recognized from delivery of drug supplies to Grifols for the three months ended March 31, 2026. Revenue recognized for such deliveries was $3.3 million for the three months ended March 31, 2025.
We also recognize royalty revenue from Grifols included within contract revenues from this collaboration. Royalty revenue for the three months ended March 31, 2026 and 2025 from Grifols was $1.8 million and $1.4 million, respectively.

Kissei License Agreements
We have a collaboration and license agreement with Kissei entered in September 2024 to grant exclusive rights to Kissei to develop and commercialize olutasidenib in all human diseases in related Kissei territory. There was no deferred revenue related to this related collaboration and license agreement as of March 31, 2026 and December 31, 2025.
We also have an exclusive license and supply agreement with Kissei entered in October 2018, amended in November 2022, October 2023, August 2024, September 2024 and October 2024, to develop and commercialize fostamatinib in all current and potential indications in related Kissei territory. As of March 31, 2026 and December 31, 2025, the remaining deferred revenue was related to the material right associated with discounted fostamatinib supply which amounted to $1.4 million. During the three months ended March 31, 2025, we recognized $3.0 million of contract revenue from collaborations related to a non-refundable and non-creditable milestone payment from Kissei in connection with the approval of fostamatinib in Korea.
Pursuant to our supply agreement with Kissei, for the three months ended March 31, 2026 and 2025, we recognized $1.8 million and $1.6 million, respectively, of revenue related to delivery of drug supplies to Kissei.

Medison Commercial and License Agreements
We have exclusive commercial and license agreements with Medison entered in October 2019 for the commercialization of fostamatinib for chronic ITP in Medison territory. There was no deferred revenue related to Medison commercial and license agreement as of March 31, 2026 and December 31, 2025.
Revenue recognized from Medison related to delivery of drug supplies and royalties for the three months ended March 31, 2026 and 2025 was $0.3 million and $0.4 million, respectively.
Strategic Development Collaborations with MDACC and CONNECT
We have a Strategic Collaboration Agreement with MDACC entered in December 2023 to evaluate olutasidenib in AML and other hematologic cancers. Under the agreement, we are obligated to provide study materials and up to $15.0 million in time-based milestone payments over the five-year collaboration term, unless terminated earlier. Through March 31, 2026, we have provided $5.3 million in funding to MDACC.
In January 2024, we announced our collaboration with CONNECT to conduct a Phase 2 clinical trial to evaluate olutasidenib in glioma. Under this agreement, we are obligated to provide study materials and up to $3.0 million in funding over the four-year collaboration term.
Amounts paid under these research collaboration agreements are recorded as prepaid research and development to the extent payments are made in advance of services and are recognized as research and development expense as the services are performed.
5.     In-licensing and Acquisition
Asset Purchase Agreement with Blueprint
We acquired the US rights to research, develop, manufacture and commercialize GAVRETO from Blueprint pursuant to an Asset Purchase Agreement entered in February 2024. The acquired assets from Blueprint include, among other things, applicable intellectual property related to pralsetinib in the US, including patents, copyrights and trademarks, as well as clinical regulatory and commercial data and records. Pursuant to the Asset Purchase Agreement, we agreed to pay a purchase price of $15.0 million, of which, $10.0 million was payable upon our first commercial sale of GAVRETO and an additional $5.0 million is payable on the first anniversary of the closing date of the agreement, subject to certain conditions. Blueprint is also eligible to receive up to $97.5 million in future commercial milestone payments and up to $5.0 million in future regulatory milestone payments. Blueprint is also entitled to tiered royalty payments on net sales of products containing pralsetinib (or related compounds) ranging from 10% to 30%, subject to certain reductions and offsets.
The total purchase price consideration amounted to $15.4 million, consisting of $15.0 million closing purchase price and $0.4 million of transaction costs. Of the total closing purchase price, $10.0 million was paid in July 2024, and the remaining $5.0 million was outstanding as of March 31, 2026 and December 31, 2025 and presented as acquisition-related liabilities in the condensed balance sheets.
We accounted for this transaction as an asset acquisition in accordance with ASC 805 Business Combinations (ASC 805) and recorded the total purchase consideration as intangible assets at the acquisition date. The intangible assets are amortized on a straight-line basis over an estimated useful life of 12 years, with amortization recognized in cost of product sales. Royalties are also recognized in cost of product sales, as the related product sales occur.
License and Transition Services Agreement with Forma
We have a license and transition services agreement with Forma entered in July 2022, for an exclusive license to develop, manufacture and commercialize olutasidenib, a proprietary inhibitor of mutated IDH1 (mIDH1), for any uses worldwide, including for the treatment of AML and other malignancies. Under the terms of the license and transition services agreement, we paid an upfront fee of $2.0 million, and may be required to pay up to an additional $67.5 million upon achievement of specified development and regulatory milestones, and up to $165.5 million upon achievement of certain commercial milestones. Forma is also entitled to receive tiered royalties on net sales of licensed products at percentages ranging from the low-teens to mid-thirties, as well as certain portion of sublicensing revenue, subject to certain standard reductions and offsets.

The transaction was accounted for as an acquisition of asset under ASC 730, Research and Development. Milestone payments incurred prior to regulatory approval of an indication associated with the acquired licensed asset were recognized as research and development expense. Accordingly, the upfront fee of $2.0 million was recorded as acquired in-process research and development (IPR&D) and expensed within research and development expense in the statements of operations in 2022. In addition, a $2.5 million regulatory milestone achieved prior to the FDA approval of REZLIDHIA in December 2022 was also recognized as research and development expense in 2022.
On December 1, 2022, the FDA approved REZLIDHIA capsules for the treatment of adult patients with R/R AML with susceptible IDH1 mutations, as detected by an FDA-approved test. Following approval and first commercial sale in December 2022, Forma became entitled to receive aggregate milestone payments of $15.0 million. Because these milestone obligations were incurred upon and after regulatory approval, the amounts were capitalized as intangible assets on our condensed balance sheet. The intangible assets are amortized on a straight-line basis over an estimated useful life of 14 years, with amortization recognized in cost of product sales. Royalties are also recognized in cost of product sales, as the related product sales occur.
6.     Stock-Based Compensation
Stock-based compensation for the periods presented was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Selling, general and administrative	$3,015	$2,452
Research and development	441	872
Total stock-based compensation expense	$3,456	$3,324
Pursuant to our 2018 Equity Incentive Plan (2018 Plan) and our Inducement Plan, as amended (Inducement Plan, and together with 2018 Plan, the Equity Incentive Plans), during the three months ended March 31, 2026, we granted stock options to purchase 36,775 shares of common stock, with weighted-average grant-date fair value of $30.14 per share, and 618,358 RSUs, with a grant-date weighted-average fair value of $35.77 per share. In recent years, we have increased our use of RSUs, and beginning in 2026, RSUs represent the majority of our equity awards. Beginning in 2026, we also grant performance-based RSUs tied to the achievement of specified corporate performance milestones. These equity awards generally vest over a three-year period, except for performance-based awards, which vest upon the achievement of specified corporate performance milestones.
The fair value of the RSU is based on the market price of our common stock on the date of grant. The fair value of stock option awards is estimated on the grant date using the Black-Scholes option pricing model. The following table summarizes the weighted-average assumptions relating to stock options granted during the periods presented:

	Three Months Ended March 31,
	2026	2025
Risk-free interest rate	3.8%	4.4%
Expected term (in years)	5.3	6.5
Dividend yield	0.0%	0.0%
Expected volatility	90.5%	88.5%
During the three months ended March 31, 2026, 121,846 stock options were exercised and 226,221 RSUs were released. During the three months ended March 31, 2026, we withheld 105,728 shares of common stock, with an aggregate value of approximately $3.7 million, in connection with the net share settlement of RSUs to satisfy employees’ minimum statutory tax withholding obligations upon vesting. The withheld shares were valued based on the closing market price of our common stock on the applicable vesting dates. Such share withholdings are treated as share repurchases for accounting purposes and are reflected as a reduction to additional paid-in capital.
As of March 31, 2026, there were 3,436,088 stock options and 983,847 RSUs outstanding. Of these, 168,564 stock options and 67,200 RSUs were performance-based awards for which achievement of the related corporate milestones was deemed not probable as of March 31, 2026. Accordingly, none of the associated $5.5 million of grant date fair value has been recognized as stock-based compensation expense as of March 31, 2026.

As of March 31, 2026, there was approximately $33.4 million of unrecognized stock-based compensation expense, which is expected to be recognized over a remaining weighted-average period of 2.52 years. This amount relates to time-based stock options and RSUs, as well as performance-based stock options and RSUs for which achievement of the related corporate performance milestones was considered probable.
As of March 31, 2026, there were 702,279 shares of common stock available for future grant under our Equity Incentive Plans.
Employee Stock Purchase Plan
The current 24-month offering under our Employee Stock Purchase Plan (Purchase Plan) commenced on July 1, 2024. As of March 31, 2026, there was approximately $0.2 million of unrecognized stock-based compensation cost related to the Purchase Plan, which is expected to be recognized over a remaining weighted-average period of 0.25 years. As of March 31, 2026, 96,998 shares were available for future issuance under the Purchase Plan.
7.     Other Balance Sheet Components
Inventories
Inventories for the periods presented consist of the following (in thousands):

	As of
	March 31, 2026	December 31, 2025
Raw materials	$3,427	$4,514
Work in process	6,229	3,910
Finished goods	4,097	4,712
Total	$13,753	$13,136
Reported as:
Inventories	$11,652	$11,506
Other assets	2,101	1,630
Total	$13,753	$13,136
Non-current inventories included within other assets in the condensed balance sheet consist primarily of active pharmaceutical ingredient (API) classified as raw materials which have multi-year shelf life, as well as certain work in process and finished goods inventories that are not expected to be consumed beyond our normal operating cycle.
Advance payments to our contract manufacturers to manufacture APIs as well as APIs pending final release for commercial usage are classified as prepaid inventory and included within prepaid and other current assets in the condensed balance sheet. See prepaid and other current assets below for related details.

Prepaid and other current assets
Prepaid and other current assets for the periods presented consist of the following (in thousands):

	As of
	March 31, 2026	December 31, 2025
Prepaid inventory	$13,407	$11,849
Prepaid research and development costs	5,204	4,886
Others	7,135	5,207
Total prepaid and other current assets	$25,746	$21,942
Intangible assets
Intangible assets consist of the following (in thousands):

	As of
	March 31, 2026	December 31, 2025
Intangible assets cost	$30,360	$30,360
Accumulated amortization	(6,200)	(5,612)
Intangible assets, net	$24,160	$24,748
Amortization expense included in cost of product sales in the condensed statements of operations was $0.6 million for each of the three months ended March 31, 2026 and 2025.
The following table presents the estimated future amortization expense of intangible assets as of March 31, 2026 (in thousands):

Remainder of 2026	$1,763
2027	2,351
2028	2,351
2029	2,351
2030	2,351
Thereafter	12,993
$24,160

8.     Cash, Cash Equivalents, Restricted Cash, and Short-Term Investments
Cash, cash equivalents, restricted cash, and short-term investments for the periods presented consist of the following (in thousands):

	As of
	March 31, 2026	December 31, 2025
Cash	$10,719	$20,020
Restricted cash	57	57
Money market funds	12,593	14,509
US treasury bills	76,474	63,994
Government-sponsored enterprise securities	23,113	20,692
Corporate bonds and commercial paper	23,785	35,740
	$146,741	$155,012
Reported as:
Cash and cash equivalents	$24,411	$40,580
Short-term investments	122,273	114,375
Restricted cash reported within other assets	57	57
	$146,741	$155,012
Cash equivalents and short-term investments include the following securities with gross unrealized gains and losses (in thousands):

As of March 31, 2026	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US treasury bills	$76,554	$30	$(110)	$76,474
Government-sponsored enterprise securities	23,147	8	(42)	23,113
Corporate bonds and commercial paper	23,799	4	(18)	23,785
Total	$123,500	$42	$(170)	$123,372

As of December 31, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US treasury bills	$63,868	$126	$—	$63,994
Government-sponsored enterprise securities	20,663	30	(1)	20,692
Corporate bonds and commercial paper	35,714	28	(2)	35,740
Total	$120,245	$184	$(3)	$120,426
Our short-term investments are classified as available-for-sale securities. Accordingly, we have classified these securities as short-term investments on our condensed balance sheets as they are available for use in the current operations. Accrued interest receivable, included within prepaid and other assets, was $1.0 million and $0.9 million of March 31, 2026 and December 31, 2025, respectively. As of March 31, 2026 and December 31, 2025, our cash equivalents and short-term investments had a weighted-average time to maturity of approximately 317 days and 303 days, respectively.
As of March 31, 2026, a total of 67 individual securities had been in an unrealized loss position for 12 months or less, and the losses were determined to be temporary. We regularly review the securities in an unrealized loss position and evaluate the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. We have not recognized any credit losses as of March 31, 2026 and December 31, 2025.

The following table shows the fair value and gross unrealized losses of our investments in individual securities that are in an unrealized loss position, aggregated by investment category (in thousands):

As of March 31, 2026	Fair Value	Gross Unrealized Losses
US treasury bills	$11,023	$(37)
Government-sponsored enterprise securities	11,645	(40)
Corporate bonds and commercial paper	72,607	(93)
Total	$95,275	$(170)
9.     Fair Value
The table below summarizes the fair value of our cash equivalents and short-term investments measured at fair value on a recurring basis, and are categorized based upon the lowest level of significant input to the valuations (in thousands):

	Assets at Fair Value as of March 31, 2026
	Level 1	Level 2	Level 3	Total
Money market funds	$12,593	$—	$—	$12,593
US treasury bills	—	76,474	—	76,474
Government-sponsored enterprise securities	—	23,113	—	23,113
Corporate bonds and commercial paper	—	23,785	—	23,785
Total	$12,593	$123,372	$—	$135,965

	Assets at Fair Value as of December 31, 2025
	Level 1	Level 2	Level 3	Total
Money market funds	$14,509	$—	$—	$14,509
US treasury bills	—	63,994	—	63,994
Government-sponsored enterprise securities	—	20,692	—	20,692
Corporate bonds and commercial paper	—	35,740	—	35,740
Total	$14,509	$120,426	$—	$134,935
10.         Debt
The following table summarizes loans payable, net (in thousands):

	As of
	March 31, 2026	December 31, 2025
Principal outstanding	$45,000	$52,500
Unamortized debt issuance costs	(144)	(206)
Principal outstanding, net of unamortized debt issuance costs	$44,856	$52,294
Reported as:
Loans payable, net, current portion	$29,865	$29,812
Long-term portion of loans payable, net	14,991	22,482
	$44,856	$52,294
The outstanding loans payable as of the periods presented were related to our Credit and Security Agreement (Credit Agreement) with MidCap Financial Trust (MidCap) entered into on September 27, 2019 (Closing Date) and amended on March 29, 2021 (First Amendment), February 11, 2022 (Second Amendment), July 27, 2022 (Third

Amendment), and on April 11, 2024 (Fourth Amendment). The Credit Agreement provided for a $60.0 million term loan credit facility.
Under the Credit Agreement, as amended, the term loans were scheduled to mature on September 1, 2027, and the interest-only period was through October 1, 2025. The term loans bore interest equal to the sum of one-month Secured Overnight Financing Rate (SOFR) plus an adjustment of 0.11448%, subject to a 4.00% applicable floor, plus applicable margin of 6.50%. A final payment fee of 4.25% of principal was due at maturity date.
We could make voluntary prepayments, in whole or in part, subject to certain prepayment premiums and additional interest payments. The Credit Agreement also contained certain provisions, such as event of default and change in control provisions, which, if triggered, would have required us to make mandatory prepayments on the term loan, which are subject to certain prepayment premiums and additional interest payments. The obligations under the amended Credit Agreement were secured by a perfected security interest in all of our assets including our intellectual property.
Interest expense, including amortization of the debt discount and accretion of the final fees related to the Credit Agreement for the three months ended March 31, 2026 and 2025 was $1.4 million and $1.9 million, respectively. Accrued interest of $2.6 million and $2.6 million was included within other accrued liabilities in the condensed balance sheet as of March 31, 2026 and December 31, 2025, respectively.
The following table presents the future minimum principal payments of the outstanding loan as of March 31, 2026 (in thousands):

Remainder of 2026	$22,500
2027	22,500
Principal amount (Tranches 1, 2, 3 and 4)	$45,000
The amended Credit Agreement contained certain covenants which, among others, required us to deliver financial reports at designated times of the year and maintain minimum unrestricted cash and trailing net revenues. As of March 31, 2026, we were not in violation of any covenants.
On May 5, 2026, we terminated the Credit Agreement and repaid all outstanding term loans thereunder. Concurrently, we entered into a new Credit and Security Agreement with MidCap providing for a revolving credit facility (new Credit Agreement). See “Note 14 - Subsequent Events” for additional information.
11.         Commitments and Contingencies
Operating Leases
We lease our headquarters facility in South San Francisco, California under a lease agreement that expires in July 2027. Operating lease expense was $0.2 million for each of the three months ended March 31, 2026 and 2025. Cash paid for amounts included in the measurement of operating lease liabilities was $0.2 million for each of the three months ended March 31, 2026 and 2025.
As of March 31, 2026, the weighted average remaining term was 1.33 years, and future minimum lease payments were approximately $0.9 million.
Purchase Commitments and Obligations
In the ordinary course of business, we enter into agreements with contract manufacturers to manufacture our inventory products. These agreements generally include termination provisions that may require us to pay cancellation fees, which vary depending on the timing of termination and may equal up to the full value of the work order. In October 2024, we entered into an agreement with a third-party contract manufacturer to manufacture TAVALISSE, with deliveries expected from 2026 through 2029. As of March 31, 2026, the contractual obligation not included in our financial statements related to an agreement that may potentially be subjected to cancellation fees were approximately $19.2 million. Of this amount, approximately $5.4 million is expected to be due in the remainder of 2026, and $9.5 million is expected to be due in 2027 and 2028. As of March 31, 2026, we have not incurred any cancellation fees under our agreements with contract manufacturers.

Legal Contingencies
From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any material legal proceedings that, if determined adversely to us, would have a material adverse effect on our business, financial condition, results of operations, or cash flows.
12.         Income Taxes
The following table presents provision for income tax for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Provision for income taxes	$3,003	$65
The quarterly provision for income taxes is determined by applying the estimated annual effective tax rate to the year-to-date pre-tax income, adjusted for any discrete items. The estimated annual effective tax rate is updated at the end of each reporting period.
The provision for income taxes for the three months ended March 31, 2026 primarily consisted of federal income tax expense of $2.4 million and estimated state income taxes of $0.6 million. Prior to the fourth quarter of 2025, we maintained a full valuation allowance against our deferred tax assets. Although we do not expect to incur federal cash income taxes due to sufficient net operating loss (NOL) and research and development credit carryforwards, we recognized federal income tax expense based on the estimated impact of utilizing the deferred tax assets associated with such carryforwards. The total tax expense differs from the amount computed at the federal statutory rate primarily due to certain non-deductible expenses and state income taxes.
For the three months ended March 31, 2025, the provision for income taxes primarily consisted of estimated state income taxes. The tax expense differs from the amount computed at the federal statutory rate primarily due to the impact of the valuation allowance and state taxes.
13.         Segment Information
We view our operations and manage our business as one operating segment, and our chief operating decision maker (CODM) is our chief executive officer. The following table presents segment information for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Total Revenues	$58,818	$53,333
Less:
Employee related expenses	21,002	19,538
Commercial related expenses	7,040	5,339
Outside clinical trial related expenses	6,927	4,371
Cost of product sales	4,606	4,409
Consultants and third-party services	4,006	3,409
Other segment items	3,352	3,494
Interest expense, net	228	1,262
Provision for income taxes	3,003	65
Segment income	$8,654	$11,446
There are no reconciling items or adjustments between segment income presented above and net income as presented in our statements of operations. The CODM does not review assets in evaluating the segment performance, accordingly, such information is not presented.

For details of revenues disaggregated by category, see “Note 3 – Revenues.”
Employee related expenses primarily consist of salaries, employee benefits, other employee related expenses and stock-based compensation expense. For additional details of stock-based compensation expense, see “Note 6 – Stock-Based Compensation.” Other segment items for the periods presented primarily consist of travel related expenses, business insurance, taxes and licenses, and subscription services.
14.         Subsequent Events
Credit Agreement with MidCap
On May 5, 2026, we terminated our Credit Agreement with MidCap, which provided for a $60.0 million term loan credit facility. In connection with the termination, we repaid all outstanding borrowings under the term loan facility, including applicable prepayment premiums, accrued interest and final payment fees.
Concurrently, we entered into a new Credit Agreement with MidCap providing for a revolving credit facility with a maximum borrowing capacity of $40.0 million, with an option to increase the facility to $60.0 million, subject to customary conditions. Availability under the revolving credit facility is subject to a borrowing base based primarily on eligible accounts receivable and inventory. The revolving credit facility has a five-year term and bears interest at a rate equal to one-month SOFR, subject to a 2.00% floor, plus an applicable margin of 4.00%.
The obligations under the revolving credit facility are secured by a first-priority security interest in substantially all of our assets, including our intellectual property. The revolving credit facility includes customary fees, including an unused commitment fee, administrative fee and prepayment premiums during the initial period. As of the date of this filing, we had an outstanding borrowing of $8.0 million under the revolving credit facility.
The revolving credit facility contains customary covenants that, among other things, require us to deliver financial reports at specified times and maintain minimum liquidity and trailing twelve month product revenue. The minimum product revenue covenant is tested only during periods when the liquidity falls below specified thresholds.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations
This discussion and analysis should be read in conjunction with our financial statements and the accompanying notes included in this report and the audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 3, 2026. Our financial results for the three months ended March 31, 2026 are not necessarily indicative of results that may occur in future interim periods or for the full fiscal year.
This Quarterly Report on Form 10-Q contains statements indicating expectations about future performance and other forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), and the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. We usually use words such as “may,” “will,” “would,” “should,” “could,” “expect,” “plan,” “anticipate,” “might,” “believe,” “estimate,” “predict,” “intend,” or the negative of these terms or similar expressions to identify these forward-looking statements. These statements appear throughout this Quarterly Report on Form 10-Q and are statements regarding our current expectations, beliefs or intent, primarily with respect to our operations and related industry developments. Examples of these statements include, but are not limited to: our business and scientific strategies; risks and uncertainties associated with the commercialization, distribution, marketing, and payment for our products in the US and outside the US; risks that the FDA, EMA, the Medicines and Health Products Regulatory Agency (MHRA) or other regulatory authorities may make adverse decisions regarding our products; the impact of the US federal government shutdowns or agency funding disruptions; the progress of our and our collaborators’ product development programs, including clinical testing, and the timing of results thereof; our corporate collaborations and revenues that may be received from our collaborations and the timing of those potential payments; our expectations with respect to obligations to entities party to commercial or licensing agreements with us and the timing of those obligations; our expectations with respect to timing of recognizing product sales; our expectations with respect to the volume of product sales; our expectations with respect to regulatory submissions and approvals; our drug discovery technologies; our research and development expense; protection of our intellectual property and our intention to vigorously enforce our intellectual property rights; the availability and sufficiency of our cash and capital resources and the need for additional capital; our ability to successfully identify and acquire or in-license products or companies; our operations and legal risks; and the effectiveness of our cybersecurity risk management process. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including as a result of the risks and uncertainties discussed under the heading “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q. Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as required by applicable law. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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
Business Updates
Commercial Products
TAVALISSE net product sales for the three months ended March 31, 2026 were $37.3 million, an increase of $8.8 million, or 31%, compared to $28.5 million for the same period in 2025. The increase was primarily driven by higher volumes and higher price per bottle, as well as a favorable impact from lower revenue reserves.
REZLIDHIA net product sales for the three months ended March 31, 2026 were $8.0 million, an increase of $1.9 million, or 31%, compared to $6.1 million for the same period in 2025. The increase was primarily driven by higher volumes and higher price per bottle, partially offset by higher revenue reserves.
GAVRETO net product sales for the three months ended March 31, 2026 were $9.6 million, an increase of $0.6 million, or 7%, compared to $9.0 million for the same period in 2025. The increase was primarily driven by higher price per bottle and, to a lesser extent, higher volumes.
R289, an Oral IRAK1/4 Inhibitor for Lower-Risk MDS
We advanced the development of our dual IRAK1/4 inhibitor program, following evaluation of single and multiple ascending doses of R289 in healthy subjects. The ongoing Phase 1b open-label, multicenter study evaluates the safety, tolerability and preliminary efficacy of R289 in patients with R/R lower-risk MDS. This Phase 1b study is expected to enroll approximately 86 patients (up to 36 patients in the dose escalation phase, up to 40 patients in the dose expansion phase, and 10 patients in an exploratory cohort evaluating post- or ineligible erythropoiesis-stimulating agent (ESA), treatment naïve patients). The primary objective of the study is safety, with secondary and exploratory objectives to assess preliminary efficacy and characterize the pharmacokinetic and pharmacodynamic profile of R289. Enrollment in the dose escalation part of the study was completed in July 2025. In October 2025, we announced enrollment of the first patient in the dose expansion part of the study, where up to 40 patients will be randomized to receive either 500 mg once daily or twice daily to determine the recommended Phase 2 dose for future clinical studies. Enrollment is ongoing and we expect to complete enrollment of the dose expansion phase of the Phase 1b study and select the recommended Phase 2 dose for future clinical studies in the second half of 2026. We anticipate sharing preliminary data from the dose expansion phase of the study by the end of 2026.
Olutasidenib in AML, Other Hematologic Cancers and HGG
We have a Strategic Collaboration Agreement with MDACC, a comprehensive cancer research, treatment, and prevention center. The collaboration expanded our evaluation of olutasidenib in AML and other hematologic cancers with IDH1 mutations. Under the Strategic Collaboration Agreement, we jointly lead the clinical development efforts with MDACC to evaluate the potential of olutasidenib to treat newly diagnosed and R/R patients with AML, higher-risk MDS, and advanced myeloproliferative neoplasms, in combination with other agents. The collaboration also supports the evaluation of olutasidenib as monotherapy in patients with IDH1 mutated clonal cytopenia of undetermined significance (CCUS) and lower-risk MDS, as well as maintenance therapy following hematopoietic stem cell transplant. Further, this collaboration also supports the evaluation of olutasidenib in combination with co-targeted therapies in patients with R/R IDH1-mutated myeloid malignancies harboring activated signaling pathway mutations. There are five studies open for enrollment associated with the multi-year strategic development alliance. Under the Strategic Collaboration Agreement, we will provide MDACC the study materials and $15.0 million in time-based milestone payments as compensation for services to be provided for the studies, over the five-year collaboration term, unless terminated earlier as provided for in the agreement. Through March 31, 2026, we provided $5.3 million funding to MDACC.
We also have a collaboration with CONNECT, an international collaborative network of pediatric cancer centers, to conduct a Phase 2 clinical trial to evaluate olutasidenib in combination with temozolomide in patients with HGG harboring an IDH1 mutation. Under the collaboration, CONNECT will include the olutasidenib treatment arm within CONNECT’s TarGet study, a molecularly guided Phase 2 umbrella clinical trial for HGG. In our sponsored arm, TarGet-D, adolescents and young adult patients (ages 12 to 39 years old) with newly-diagnosed IDH1-mutation positive HGG will receive maintenance therapy with olutasidenib in combination with temozolomide for the first year after radiotherapy, followed by olutasidenib monotherapy for the second year. Under the collaboration, we will provide CONNECT with funding up to $3.0 million and study material over the four-year collaboration. Enrollment in the Phase 2 TarGet-D study is ongoing.
Global Strategic Partnership with Lilly
We entered into a global exclusive and strategic collaboration with Lilly in February 2021 to develop and commercialize ocadusertib (previously R552), an investigational, potent and selective RIPK1 inhibitor, for the treatment of non-CNS diseases, and additional RIPK1 inhibitors for the treatment of CNS diseases. RIPK1 is implicated in a broad range of key inflammatory cellular processes and plays a key role in tumor necrosis factor signaling, especially in the induction of pro-inflammatory necroptosis.
On April 16, 2026, we received written notice from Lilly of its decision to terminate the Lilly Agreement, which will become effective June 15, 2026. Following termination of the Lilly Agreement, including the prior termination of the CNS disease program effective in November 2025, we do not expect to receive future milestones or royalties under the Lilly Agreement. Pursuant to such termination, the Lilly Agreement will terminate in accordance with its terms, including the cessation of Lilly’s rights to the licensed compounds, subject to any applicable transition provisions. We expect to regain full rights to the licensed compounds and related programs upon termination.
Credit Agreement with MidCap
On May 5, 2026, we terminated our Credit Agreement with MidCap, which provided for a $60.0 million term loan facility, under which $45.0 million was outstanding as of March 31, 2026, and repaid all outstanding borrowings thereunder, including applicable fees and expenses. Concurrently, we entered into a new Credit Agreement with MidCap, which provides for a revolving credit facility with an initial borrowing capacity of $40.0 million and an option to increase to $60.0 million, subject to customary conditions. Availability under the revolving credit facility is subject to a borrowing base based primarily on eligible accounts receivable and inventory. The revolving credit facility under the new Credit Agreement has a five-year term and bears interest at a rate equal to one-month SOFR, subject to a 2.00% floor, plus an applicable margin of 4.00%. The obligations under the revolving credit facility are secured by a first-priority security interest in substantially all of our assets, including our intellectual property. The revolving credit facility includes customary fees, including an unused commitment fee, administrative fee and prepayment premiums during the initial period. As of the date of this filing, we had an outstanding borrowing of $8.0 million under the revolving credit facility.

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
TAVALISSE Commercial activities, including sales and marketing
Our marketing and sales efforts are focused on hematologists and hematologist-oncologists in the US who manage chronic adult ITP patients. We have a fully integrated commercial team consisting of sales, marketing, market access, and commercial operations functions. Our sales team promotes our products in the US using customary pharmaceutical company practices. Our products are sold initially through third-party wholesale distribution and specialty pharmacy channels and group purchasing organizations before being ultimately prescribed to patients. To facilitate our commercial activities in the US, we also enter into arrangements with various third parties, including advertising agencies, market research firms and other sales-support-related services as needed. We believe that our commercial team and distribution practices are adequate to ensure that our marketing efforts reach relevant customers and deliver our products to patients in a timely and compliant fashion. Also, to help ensure that all eligible patients in the US have appropriate access to our products, we have established a reimbursement and patient support program called Rigel OneCare ® (ROC). Through ROC, we provide co-pay assistance to qualified, commercially insured patients to help minimize out-of-pocket costs and provide free products to uninsured or under-insured patients who meet certain established clinical and financial eligibility criteria. In addition, ROC is designed to provide reimbursement support, such as information related to prior authorizations, benefits investigations and appeals.
We have entered into various license and commercial agreements to commercialize fostamatinib globally as discussed below, but we retain the global rights to fostamatinib outside of the respective territories under such license and commercial agreements.
Fostamatinib outside of the US
We have a commercialization license agreement with Grifols for exclusive rights to commercialize fostamatinib for human diseases, and non-exclusive rights to develop fostamatinib in their territory. Grifols territory includes European Union (EU), the UK, Turkey, the Middle East, North Africa and Russia (including CIS). In January 2020, the European Commission (EC) granted a centralized MA for fostamatinib (TAVLESSE) valid throughout the EU and which has been grandfathered in the UK, after the departure of the UK from the EU, for the treatment of chronic ITP in adult patients who are refractory to other treatments. Grifols has launched TAVLESSE in the UK and certain countries in EU including Germany, France, Italy and Spain, and continues a phased rollout across the rest of EU.
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
We have a commercial license agreement with Knight under which Knight has exclusivity rights to commercialize fostamatinib for approved indications in Latin America, consisting of Mexico, Central and South America, and the Caribbean, and we are responsible for the exclusive manufacture and supply of fostamatinib for all development and commercialization activities under a related supply agreement. Knight submitted Marketing Authorization Applications (MAAs) in Mexico, Colombia, Brazil, Argentina and Paraguay for fostamatinib for the treatment of adult patients with chronic ITP who had insufficient response to a previous treatment. In December 2024, Knight announced that TAVALISSE was approved in Mexico for this indication.

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
In December 2022, the FDA approved REZLIDHIA capsules for the treatment of adult patients with R/R AML with IDH1 mutation as detected by an FDA-approved test, and we began the commercialization of REZLIDHIA and made it available to patients. The recommended dosage of REZLIDHIA is 150 mg taken orally twice daily until disease progression or unacceptable toxicity. The FDA approval was based on the New Drug Application (NDA) for olutasidenib for the treatment of mIDH1 R/R AML submitted by Forma, that had a PDUFA action date for the application of February 15, 2023. The NDA was supported with a Phase 2 registrational trial for olutasidenib in mIDH1 R/R AML. Interim results from the Phase 2 registrational trial were reported at the American Society of Clinical Oncology (ASCO) annual meeting in June 2021. The interim results of this trial of 153 patients showed that olutasidenib demonstrated a favorable tolerability profile as a monotherapy in patients with R/R AML who have a susceptible mIDH1, and achieved a complete remission (CR) plus CR with partial hematologic recovery (CRh) rate of 33.3% (30% CR and 3% CRh), the primary efficacy endpoint. While a median duration of CR/CRh was not yet reached, a sensitivity analysis (with a hematopoietic stem cell transplant, as the end of a response) indicated the median duration of CR/CRh was 13.8 months. The overall response rate, comprised CR, CRh, Cri, partial response, and morphologic leukemia-free state (MLFS), was 46% and the median duration of overall response rate (ORR) was 11.7 months. The median overall survival was 10.5 months. For patients with CR/CRh, the median overall survival was not reached, but the estimated 18-month survival was 87%. The most frequently reported treatment emergent adverse events were nausea, constipation, increased white blood cell count, decreased red blood cell count, pyrexia, febrile neutropenia, and fatigue.
In January 2023, we announced that REZLIDHIA has been added by the National Comprehensive Cancer Network (NCCN) to the latest NCCN Clinical Practice Guidelines in Oncology (NCCN Guidelines) for AML. REZLIDHIA is now included as a recommended targeted therapy for adult patients with R/R AML with IDH1 mutation.
In February 2023, we announced peer-reviewed publication data in Blood Advances, which summarize clinical results from the Phase 2 registrational trial of REZLIDHIA in patients with mIDH1 R/R AML. The published data demonstrate that REZLIDHIA induced durable remissions and transfusion independence with a well-characterized safety profile. The observed efficacy is clinically meaningful and represents a therapeutic advance in this poor prognosis patient population with limited treatment options. REZLIDHIA demonstrated both a high rate of response and an extended median duration of complete response of 28.1 months, which is more than a year longer than what is reported with the standard of care. In June 2023, we announced the second REZLIDHIA publication in Blood Advances, a review article examining the preclinical and clinical development, and the positioning of REZLIDHIA in the mIDH1 AML treatment landscape. The review concluded that the approval of REZLIDHIA is a critical addition to the mIDH1 AML treatment landscape. Further, the available data supports the use of REZLIDHIA as monotherapy in R/R AML patients who have failed intensive chemotherapy or venetoclax plus hypomethylating agents combination therapy.
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
Olutasidenib outside of the US
We have a collaboration and license agreement with Kissei for an exclusive right to develop and commercialize olutasidenib in all human diseases in Japan, Korea and Taiwan. Kissei will initially seek approval for REZLIDHIA in Japan for R/R mIDH1 AML and will be responsible for conducting clinical studies as required by the Japanese PMDA. We remain responsible for the manufacture and supply of olutasidenib for all development and commercialization activities and will supply Kissei with bulk drug product for use under the license and supply agreements.
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
In January 2026, initial data from the TAPISTRY study was presented in a poster presentation at the ASCO Gastrointestinal Cancers Symposium. TAPISTRY is a Phase 2, global, open-label, multicohort study evaluating the efficacy and safety of pralsetinib in patients with RET fusion-positive solid tumors, including pancreatic, colorectal, and hepatobiliary cancers. The reported analysis included results from an efficacy-evaluable population of 39 patients, in which pralsetinib demonstrated an overall response rate of 67%. These results support continued evaluation of pralsetinib in RET fusion-positive tumors beyond lung cancer; however, further clinical investigation is ongoing, and there can be no assurance that these results will be confirmed in future studies or lead to regulatory approval for additional indications.
In March 2026, we announced the publication of the final data from the registrational trial evaluating pralsetinib for the treatment of patients with metastatic RET fusion-positive NSCLC in the Journal of Clinical Oncology. The final data, which includes an additional 42 months of follow-up from data previously published, further supports the robust, durable responses with a manageable safety profile and no new safety signals identified in treatment-naïve and previously treated patients with RET fusion-positive NSCLC and advanced or metastatic thyroid carcinoma.
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
In October 2019, we announced results from a Phase 1 randomized, placebo-controlled, double-blind clinical study evaluating the safety, tolerability, pharmacokinetics (PK) and pharmacodynamics of R835 in 91 healthy adult subjects. The Phase 1 study showed that R835 had a favorable safety, tolerability, and PK profile and established proof-of-mechanism by demonstrating the inhibition of inflammatory cytokine production in response to a lipopolysaccharide (LPS) challenge.
We advanced the development of our IRAK1/4 inhibitor program, following evaluation of single and multiple ascending doses of R289, a new pro-drug formulation of R835, in healthy subjects. In January 2022, we initiated a Phase 1b open-label, multicenter study to evaluate the safety, tolerability and preliminary efficacy of R289 in patients with R/R lower-risk MDS. In December 2022, we announced the dosing of the first patient. This Phase 1b study is expected to enroll approximately 86 patients (up to 36 patients in the dose escalation phase, up to 40 patients in the dose expansion phase, and 10 patients in an exploratory cohort evaluating post- or ineligible ESA treatment naïve patients). The primary objective of the study is safety, with secondary and exploratory objectives to assess preliminary efficacy and characterize the pharmacokinetic and pharmacodynamic profile of R289. Enrollment in the dose escalation part of the study was completed in July 2025. In October 2025, we announced enrollment of the first patient in the dose expansion part of the study, where up to 40 patients will be randomized to receive either 500 mg once daily or twice daily to determine the recommended Phase 2 dose for future clinical studies. Enrollment is ongoing and we expect to complete enrollment of the dose expansion phase of the Phase 1b study and select the recommended Phase 2 dose for future clinical studies in the second half of 2026. We anticipate sharing preliminary data from the dose expansion phase of the study by the end of 2026.

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
In December 2025, we presented the updated data from the dose escalation phase of our ongoing Phase 1b study evaluating R289 in patients with R/R lower-risk MDS, at the 67th ASH Annual Meeting and Exposition. R289 continued to be generally well tolerated in a heavily pretreated R/R lower-risk MDS patient population, the majority of whom were HTB at baseline. As of the October 28, 2025 data cutoff, 33 patients were enrolled in the dose escalation part of the study. Patients had a median age of 75. The median number of prior therapies was 3 (range: 1-8); 76% (25) of patients had received luspatercept, 73% (24) had received an ESA, 67% (22) had received an HMA and 6% (2) had received imetelstat. 61% (20) of patients were HTB at baseline. 67% (22) of patients were ring sideroblast negative. Median duration of treatment was 5.5 months (range: 0.9 - 27.7 months). R289 was generally well tolerated across all dose groups in this heavily pre-treated lower-risk MDS patient population, the majority of whom were HTB at baseline. The most common Grade 1/2 treatment-emergent adverse events were diarrhea, constipation and fatigue, increased creatinine, and cough. The most frequent Grade 3/4 treatment-emergent adverse events were anemia, decreased neutrophil count and pneumonia, and increased ALT and AST. One dose limiting toxicity (Grade 4 AST increased/Grade 3 ALT increased) was reported in the 750 mg dose group. For evaluable transfusion dependent patients (≥16 weeks follow up) at dose levels of at least 500 mg once daily and higher, 6/18 (33%) patients achieved durable RBC-TI of >8 weeks (500 mg once daily (1/3), 750 mg once daily (2/5), 500/250 mg once daily (1/5), 500 mg twice daily (2/5)). Duration of RBC-TI was >16 weeks in 4 patients and >24 weeks in 3 patients. The median time to onset of RBC-TI was 1.9 months and the median duration of RBC-TI was 22.9 weeks. Peak hemoglobin increases of 2.9 to 6.1 g/dL compared to baseline occurred in patients achieving RBC-TI. Of the 6 patients achieving RBC-TI, 5 had received an HMA.
The FDA granted R289 Orphan Drug designation for the treatment of myelodysplastic syndromes in January 2025 and Fast Track designation for the treatment of previously-treated transfusion dependent lower-risk myelodysplastic syndrome in November 2024.
Olutasidenib for mIDH1 AML, Other Hematologic Cancers and HGG
We have a strategic collaboration agreement with MDACC entered in December 2023, to expand our evaluation of olutasidenib in AML and other hematologic cancers with IDH1 mutations. Under such collaboration agreement, we will jointly lead the clinical development efforts with MDACC to evaluate the potential of olutasidenib to treat newly diagnosed and R/R patients with AML, higher-risk MDS, and advanced myeloproliferative neoplasms, in combination with other agents. The collaboration will also support the evaluation of olutasidenib as monotherapy in patients with IDH1 mutated CCUS and lower-risk MDS, as well as maintenance therapy following hematopoietic stem cell transplant. Five studies in the multi-year strategic development alliance are open for enrollment. The five studies include, (i) a Phase 1b/2 triplet therapy trial of decitabine and venetoclax in combination with olutasidenib in patients with mIDH1 AML. The Phase 1b part of the trial seeks to determine the safety and tolerability and recommended Phase 2 dose of decitabine and venetoclax in combination with olutasidenib; (ii) a Phase 2 study in patients with IDH1-mutated CCUS, lower-risk MDS and chronic myelomonocytic leukemia (CMML); (iii) a Phase 1/2 study of olutasidenib maintenance therapy following an allogeneic stem cell transplant for patients with IDH1-mutated myeloid malignancies; (iv) a Phase 2 study of olutasidenib in combination with hypomethylating agents (HMA) in patients with mIDH1 higher-risk myelodysplastic syndrome (HR-MDS)/ CMML or advanced myeloproliferative neoplasms; and (v) a Phase 2 multi-arm, multi-center, open-label, non-randomized clinical study will evaluate olutasidenib in combination with co-targeted therapies in patients with R/R IDH1-mutated myeloid malignancies harboring activated signaling pathway mutations.
In January 2024, we announced our collaboration with CONNECT to conduct a Phase 2 clinical trial to evaluate olutasidenib in combination with temozolomide in patients with HGG harboring an IDH1 mutation. Under the collaboration, CONNECT will include the olutasidenib treatment arm within CONNECT’s TarGet study, a molecularly guided Phase 2 umbrella clinical trial for HGG. In our sponsored arm, TarGet-D, adolescents and young adult patients (ages 12 to 39 years old) with newly-diagnosed IDH1-mutation positive HGG will receive maintenance therapy with olutasidenib in combination with temozolomide for the first year after radiotherapy, followed by olutasidenib monotherapy for the second year. The first patient was enrolled in the Phase 2 TarGet-D study in October 2025.

Partnered Clinical Programs
We have product candidates in clinical development with BerGenBio for the development and commercialization of AXL receptor tyrosine kinase inhibitor, R428 (now referred to as bemcentinib (BGB324)), and with Daiichi to pursue research related to MDM2 inhibitor, DS-3032 (now referred as milademetan). The worldwide rights to milademetan were out-licensed from Daiichi to Rain Oncology Inc., now Pathos AI, Inc.
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
Results of Operations
Revenues
The following table summarizes revenues for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Product sales, net	$54,923	$43,550	$11,373
Contract revenues from collaborations	3,895	9,783	$(5,888)
Total revenues	$58,818	$53,333	$5,485
The following table summarizes the percentages of revenues from each of our customers who individually accounted for 10% or more of the total net product sales and revenues from collaborations:

	Three Months Ended March 31,
	2026	2025
McKesson Corporation	48%	42%
Cencora, Inc.	23%	20%
Optime Care, Inc.^	—%	11%
Cardinal Health, Inc.	12%	*
______________________________________________________________________
*    Denotes less than 10%
^    Decrease for Optime Care, Inc. was due to change in distribution channel

Revenue from product sales is related to our sale of our products in the US, net of chargebacks, discounts and fees, government and other rebates and returns. Typically, our first quarter net sales are impacted by the first quarter reimbursement issues such as the resetting of deductibles, co-pays, and other access delays for Medicare patients with plan changes that take effect in January. Consistent with this pattern, our first quarter 2026 net product sales reflected the impact of these seasonal factors, which primarily affected January and February volumes. We observed improving demands through the quarter, with March showing stronger prescription volumes across our product portfolio.
TAVALISSE net product sales for the three months ended March 31, 2026 were $37.3 million, an increase of 31%, compared to $28.5 million for the three months ended March 31, 2025. The increase was primarily driven by higher volumes and higher price per bottle, as well as a favorable impact from lower revenue reserves. REZLIDHIA net product sales for the three months ended March 31, 2026 were $8.0 million, an increase of 31%, compared to $6.1 million for the three months ended March 31, 2025. The increase was primarily driven by higher volumes and higher price per bottle, partially offset by higher revenue reserves. GAVRETO net product sales for the three months ended March 31, 2026 were $9.6 million, an increase of 7%, compared to $9.0 million for the three months ended March 31, 2025. The increase was primarily driven by higher price per bottle and, to a lesser extent, higher volumes
Contract revenues from collaborations for the three months ended March 31, 2026 and 2025 was primarily of revenue from Grifols, Kissei and Medison. Revenue from Grifols was $1.8 million and $4.7 million for the three months ended March 31, 2026 and 2025, respectively, consisting entirely of royalties in 2026 and, in 2025, both royalties and delivery of drug supplies. Revenue from Kissei was $1.8 million and $4.6 million, respectively for the three months ended March 31, 2026 and 2025, respectively, consisting entirely of delivery of drug supplies in 2026 and, in 2025, both delivery of drug supply and a $3.0 million milestone payment recognized in connection with the approval of fostamatinib in Korea. Revenue from Medison was $0.3 million and $0.4 million for the three months ended March 31, 2026 and 2025, respectively, consisting of royalties and delivery of drug supplies.
We expect that revenue from product sales to increase in the coming quarters due to moving past the seasonal reimbursement issues, as well as continued execution of our commercial strategy. However, net product sales may be impacted by the demand from our customers, changes to government and private payor rebate programs, chargeback and discount programs, co-payment assistance programs, and any other rebate and discount programs we may enter in the future. In addition, our future revenues may include payments from our existing and new collaboration partners and government grants. As of March 31, 2026, we had $1.4 million of deferred revenue relating to our collaboration agreement with Kissei which we will recognize as revenue upon satisfaction of our remaining performance obligations.
Cost of Product Sales
The following table summarizes cost of product sales for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Cost of product sales	$4,606	$4,409	$197
The cost of product sales includes the cost of inventories sold to our customers and to our collaborative partners. Certain inventories sold in prior periods were acquired or produced before FDA approval and therefore did not reflect full production costs, as pre-approval manufacturing costs were previously expensed to research and development. Specifically, we utilized zero-cost API inventory for TAVALISSE, which reduced cost of product sales in those periods. As post-approval inventory is acquired or produced, inventory and cost of product sales reflect the full manufacturing cost.
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
The increase in cost of product sales for the three months ended March 31, 2026, compared to the same period in 2025, was primarily driven by higher royalties of $0.5 million. This increase was partially offset by a $0.3 million decrease in product costs, primarily due to the timing of drug supply deliveries to collaboration partners, partially offset by higher product costs associated with increased product sales.

Research and Development Expense
The following table summarizes research and development expense for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Research and development expense	$11,676	$8,436	$3,240
Stock-based compensation expense included in research and development expense	$441	$872	$(431)
The increase in research and development expense in the three months ended March 31, 2026 compared to the same period in 2025, was primarily due to increased clinical trial related expenses of $2.6 million resulting from the timing of clinical development programs, including the progress activities on our ongoing IRAK1/4 inhibitor program, and increase in other various research and development expenses of $0.7 million .
Our research and development expenditures include costs related to preclinical and clinical trials, scientific personnel, supplies, equipment, consultants, sponsored research, stock-based compensation, and allocated facility costs. We expect to continue to incur significant research and development expense as we continue our activities in our clinical studies including IRAK1/4 inhibitor program; our collaborative partnerships with MDACC and CONNECT to conduct evaluation of olutasidenib in other diseases areas with IDH1 mutations; and any other clinical programs we may pursue in the future.
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

The following table presents our total research and development expense by category (in thousands).

	Three Months Ended March 31,		From January 1, 2007*
	2026	2025	to March 31, 2026
Categories:
Research	$30	$733	$271,148
Development	11,109	6,715	623,651
Other	537	988	282,333
	$11,676	$8,436	$1,177,132
______________________________________________________________________
*We started tracking research and development expense by category on January 1, 2007.
“Other” expenses in the three months ended March 31, 2026 and 2025 consisted of allocated facilities costs of $0.1 million and $0.1 million, respectively, and stock-based compensation expense of $0.4 million and $0.9 million, respectively.
Selling, General and Administrative Expense
The following table summarizes selling, general and administrative expense for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Selling, general and administrative expense	$30,651	$27,715	$2,936
Stock-based compensation expense included in selling, general and administrative expense	$3,015	$2,452	$563
The increase in selling, general and administrative expense in the three months ended March 31, 2026 compared to the same period in 2025 was primarily due to a $1.6 million increase in commercial related expenses and a $1.7 million increase in personnel-related costs. These increases were partially offset by decrease in various sales, general and administrative expenses of $0.4 million.
We expect to incur significant selling, general and administrative expenses, and expect our commercial related expenses to increase as we continue to expand our commercial activities.
Interest Income and Interest Expense
The following table summarizes interest income and expense for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Interest income	$1,205	$591	$614
Interest expense	$(1,433)	$(1,853)	$(420)
Interest income reflects returns earned on our cash and investment holdings, while interest expense relates to borrowing costs on our outstanding term loans with MidCap. The increase in interest income for the three months ended March 31, 2026, compared to the same period in 2025, was primarily driven by higher average investment balances, partially offset by lower interest rates. The decrease in interest expense for the three months ended March 31, 2026, compared to the same period in 2025, was primarily due to scheduled principal payments that reduced our outstanding debt balance, as well as impact of lower interest rates.

Income Taxes
The following table summarizes income tax for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Provision for income taxes	$3,003	$65	$2,938
The quarterly provision for income taxes is determined by applying the estimated annual effective tax rate to the year-to-date pre-tax income, adjusted for any discrete items. The estimated annual effective tax rate is updated at the end of each reporting period.
The provision for income taxes for the three months ended March 31, 2026 primarily consisted of federal income tax expense of $2.4 million and estimated state income taxes of $0.6 million. Prior to the fourth quarter of 2025, we maintained a full valuation allowance against our deferred tax assets. Although we do not expect to incur federal cash income taxes due to sufficient NOL and research and development credit carryforwards, we recognized federal income tax expense based on the estimated impact of utilizing the deferred tax assets associated with such carryforwards. The total tax expense differs from the amount computed at the federal statutory rate primarily due to certain non-deductible expenses and state income taxes.
For the three months ended March 31, 2025, the provision for income taxes primarily consisted of estimated state income taxes. The tax expense differs from the amount computed at the federal statutory rate primarily due to the impact of the valuation allowance and state taxes.
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
Our critical accounting estimates and significant accounting policies are described in “Note 1 – Description of Business and Summary of Significant Accounting Policies” to our “Notes to Financial Statements” contained in Part II, Item 8, “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to the accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2025.
Recent Accounting Pronouncements
See related discussions of recently issued accounting standards in “Note 1 – Organization and Summary of Significant Accounting Policies” to our “Notes to Condensed Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q. We continue to evaluate accounting standards that were recently issued but not yet adopted, as applicable.
Liquidity and Capital Resources
Liquidity
As of March 31, 2026 and December 31, 2025, we had approximately $146.7 million and $155.0 million, respectively, in cash, cash equivalents and short-term investments. We continue to maintain investment portfolios primarily in money market funds, US treasury bills, government-sponsored enterprise securities, corporate bonds and commercial paper. Cash in excess of immediate requirements is invested with a focus to liquidity and capital preservation. We view our investments portfolio as available-for-sale and are available for use in current operations. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. We continue to monitor the impact of the changes in the conditions of the credit and financial markets on our investment portfolio and assess if future changes in our investment strategy are necessary.
The following table summarizes our cash flow activity for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash provided by (used in):
Operating activities	$2,725	$(893)
Investing activities	(7,975)	(10,552)
Financing activities	(10,919)	484
Net decrease in cash, cash equivalents and restricted cash	$(16,169)	$(10,961)
Net cash provided by operating activities for the three months ended March 31, 2026 reflected net income, adjusted for non-cash items, partially offset by net cash outflows from changes in working capital. These outflows were primarily driven by decreases in liabilities due to the timing of payments, increases in prepaid and other current assets mainly due to the timing of advance payments to contract manufacturers and higher inventory levels due to the timing of production build-up, partially offset by lower accounts receivable due to the timing of collections. In comparison, net cash used in operating activities for the three months ended March 31, 2025 reflected net income, adjusted for non-cash items, offset by net cash outflows from changes in working capital. These outflows were primarily driven by similar factors, including increases in prepaid and other current assets and decreases in liabilities, partially offset by lower inventory levels.
Net cash used in investing activities for the three months ended March 31, 2026 and 2025 consisted of net purchases of short-term investments of $8.0 million and $10.6 million, respectively.
Net cash used in financing activities for the three months ended March 31, 2026 consisted primarily of $7.5 million of principal payments of term loans and $3.7 million of repurchases of common stock in connection with employee tax withholding on RSU vesting, partially offset by $0.3 million of net proceeds from the issuance of common stock under equity plans. Net cash provided by financing activities for the three months ended March 31, 2025 consisted of $0.5 million of net proceeds from issuance of common stock under equity plans.
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
Under our existing collaboration agreements entered in the ordinary course of business, we have received, and may in the future receive upfront cash payments, payments contingent upon the achievement of specified events by our partners, and royalties on net sales of products sold by such partners under the agreements. The total potential future contingent payments due to us under these agreements are approximately $657.1 million. This amount accounts for terminated programs and Lilly’s April 2026 notice to terminate the Lilly Agreement and assumes achievement of all applicable milestones under the existing agreements. The estimate excludes any potential royalties that may be payable to us if our partners successfully commercialize licensed products. Potential future milestone payments under these agreements are contingent solely upon our partners’ future efforts and the achievement of specified development, regulatory, and commercial milestones. See further discussion in “Note 4 – Sponsored Research and License Agreements” to our “Notes to Condensed Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

We have an Open Market Sale Agreement with Jefferies LLC (Jefferies), as a sole agent, entered on August 4, 2020, and amended and restated on August 2, 2024. Pursuant to such Open Market Sale Agreement, we may sell from time to time, through Jefferies, shares of our common stock in sales deemed to be “at-the-market offerings” as defined in Rule 415 under the Securities Act, subject to conditions specified in the Open Market Sale Agreement, including maintaining an effective registration statement covering the sale of shares under the Open Market Sale Agreement. We have an active Registration Statement filed with the SEC, which registered, among other securities, a base prospectus which covers the offering, issuance, and sale by us of up to $250.0 million in the aggregate of the securities identified from time to time in one or more offerings, which include the $100.0 million of shares of our common stock that may be offered, issued and sold under the Open Market Sale Agreement. As of March 31, 2026, we have not sold any shares of common stock under such Open Market Sale Agreement.
We have a Credit Agreement with MidCap that provided for $60.0 million term loan credit facility, under which $45.0 million was outstanding as of March 31, 2026. On May 5, 2026, we terminated the Credit Agreement and repaid all outstanding borrowings thereunder, including applicable prepayment premiums, accrued interest and final payment fees, using cash on hand. Concurrently, we entered into a new Credit Agreement with MidCap, which provides for a revolving credit facility with a maximum borrowing capacity of $40.0 million, with an option to increase to $60.0 million, subject to customary conditions. Availability under the revolving credit facility is subject to a borrowing base based primarily on eligible accounts receivable and inventory. While the revolving credit facility enhances our financial flexibility to support operations and working capital needs, our liquidity is dependent on the level of borrowing base availability. As of the date of this filing, we had an outstanding borrowing of $8.0 million under the revolving credit facility.
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
In the ordinary course of business, we enter into agreements with contract manufacturers to manufacture our inventory products. These agreements generally include termination provisions that may require us to pay cancellation fees, which vary depending on the timing of termination and may equal up to the full value of the work order. In October 2024, we entered into an agreement with a third-party contract manufacturer to manufacture TAVALISSE, with deliveries expected from 2026 through 2029. As of March 31, 2026, the contractual obligation not included in our financial statements related to an agreement that may potentially be subjected to cancellation fees were approximately $19.2 million, of which, $5.4 million is expected to be due in the remainder of 2026, and $9.5 million is expected to be due in 2027 and 2028. As of March 31, 2026, we have not incurred any cancellation fees under our agreements with contract manufacturers.
Also, as discussed in detail in “Note 5 – In-licensing and Acquisition” of our “Notes to Condensed Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, pursuant to our license and transition services agreement with Forma, Forma is entitled to potential development and regulatory milestone payments and tiered royalty payments on net sales as well as certain portion of sublicensing revenue. Further, following our olutasidenib sublicensing agreements with Kissei and Dr. Reddy’s, Forma is entitled to a portion of the sublicensing revenue we receive from Kissei and Dr. Reddy’s under such respective agreements.
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
As discussed above, in connection with the termination of our Credit Agreement with MidCap and entry into the new Credit Agreement, we repaid all outstanding amounts under the term loan facility on May 5, 2026, which was scheduled to mature on September 1, 2027 and had an outstanding principal balance of $45.0 million as of March 31, 2026; such repayment included all outstanding principal, together with applicable prepayment premiums, accrued interest and final payment fees. The revolving credit facility under the new Credit Agreement has a five-year term and bears interest at a rate equal to one-month SOFR, subject to a 2.00% floor, plus an applicable margin of 4.00%. The obligations under the revolving facility is secured by substantially all of our assets, including our intellectual property.

As of March 31, 2026, we have a contractual commitment related to our leased facility, which lease will expire in July 2027. As of March 31, 2026, our contractual commitment related to the lease agreements was $0.9 million, of which $0.7 million is payable in the next 12 months.
We are also subject to claims related to the patent protection of certain of our technologies, other litigations, and other contractual agreements. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is made after careful analysis of each individual matter. We do not have other material contractual commitments with respect to matters discussed above.
Item 3.  Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities related to our investments and borrowings. There were no material changes to our quantitative and qualitative disclosures about market risks during the three months ended March 31, 2026 as disclosed in “Item 7A. Quantitative and Qualitative Disclosures About Market Risks” of our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Changes in Internal Controls. There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2026 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
We have marked with an asterisk (*) those risk factors below that reflect a substantive change from the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 3, 2026, if any.
Risk Factor Summary
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
•Unforeseen safety issues could emerge with our products that could require us to change the prescribing information, including to add new or more significant warnings (including boxed warnings, the FDA's most prominent safety warning), limit use of the product, and/or result in litigation. Any of these events could have a negative impact on our business.
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
We currently have product candidates in the clinical development and testing stage and may further pursue to expand our development and clinical testing efforts. In our industry, it is statistically unlikely that the limited number of compounds that we have identified as potential product candidates will actually lead to successful product development efforts. We have invested a significant portion of our efforts and financial resources into clinical development. Our ability to generate product revenue, which will not occur until after regulatory approval, if ever, will depend on the successful development, regulatory approval and eventual commercialization of our product candidates.
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

Because of the uncertainty of whether the preclinical evidence (pharmacokinetic, pharmacodynamic, safety and toxicity, and/or other factors) or early clinical results will be observed in later clinical trials, we can make no assurances regarding the success of our clinical trials. The impact of those preclinical and clinical results may require us to conduct additional studies, delay, limit or modify clinical trials, or result in more restrictive labeling or other regulatory actions. For example, we conducted a Phase 3 pivotal trial of fostamatinib in patients with warm auto immune hemolytic anemia (wAIHA) initiated in March 2019 and completed in April 2022. In June 2022, we announced top-line efficacy and safety data results of the trial, and the results did not demonstrate statistical significance in the primary efficacy endpoint of durable hemoglobin response in the overall study population. Based on the result of the trial and the guidance from the FDA, we did not file an Supplemental New Drug Application (sNDA) for this indication. Further, we may experience errors, data capture discrepancies at initial data analysis and final study results, or other technical issues in the analysis of our clinical trial results. For example, we conducted our Phase 3 clinical trial to evaluate safety and efficacy of fostamatinib in hospitalized COVID-19 patients launched in November 2020 and completed enrollment in July 2022. We announced in November 2022 that the top-line results did not meet statistical significance in the primary efficacy endpoint. Upon further analysis, we discovered an error by the biostatistical CRO in the application of a statistical stratification factor. After correcting for this statistical error, the primary endpoint of the study was met. However, given the end of the federal COVID-19 PHE in May 2023, and based on feedback from the FDA, DOD and other advisors regarding the program’s regulatory requirements, costs, timeline and potential for success, we decided not to submit an Emergency Use Authorization (EUA) or sNDA. In addition, in December 2024, we presented initial data from the dose escalation part of the Phase 1b study evaluating the safety, tolerability and preliminary efficacy of R289 in patients with R/R lower-risk MDS. We reported that one HTB patient receiving 500 mg once daily achieved a minor HI-E response, with a 64% reduction in RBC transfusions compared to baseline; however, in the July 15, 2025 data cut, we determined that this patient had received blood transfusions that were not captured in the database at the time of the initial data analysis. Accordingly, this patient was subsequently determined to be a non-responder. As the study is ongoing, interim results represent information at the time of the data cut, and final study results will be available after the database lock at the end of the study.
Foreign regulatory requirements governing clinical trials may diverge and impose additional regulatory burdens, which may result in delays. For instance, the new EU Clinical Trials Regulation No 536/2014 (CTR) has amended the system of approval for clinical trials in the EU and has established a new clinical trials portal and database for application for authorizations, called the Clinical Trials Information System (CTIS). All ongoing clinical trials in the EU will be subject to the provisions of the CTR as of January 31, 2025. In addition, on June 18, 2024, new CTIS transparency rules came into effect, requiring scheduled publication of certain key clinical trial information.
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
Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors, vendors and customers, may expose us to broadly applicable federal, state and foreign fraud and abuse and other healthcare laws and regulations including anti-kickback and false claims laws, data privacy and security laws, and transparency reporting laws. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute any product for which we have obtained regulatory approval, or for which we may obtain regulatory approval in the future. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws and regulations intended to prevent fraud, misconduct, bribery kickbacks, self-dealing and other abusive or inappropriate practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, including promoting off-label uses of our products, certain commission compensation, certain customer incentive programs, certain patient support offerings, and other business arrangements generally. Activities subject to these laws also involve the improper use or misrepresentation of information obtained in the course of patient recruitment for clinical trials, creating fraudulent data in our preclinical studies or clinical trials or illegal misappropriation of drug product, which could result in regulatory sanctions and cause serious harm to our reputation. See “Business – Government Regulation – Healthcare and Privacy Law and Regulation and Healthcare Reform” contained in Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2025, for more information on the healthcare laws and regulations that may affect our ability to operate.
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
We are subject to stringent and evolving privacy and information security laws, regulations, rules, policies, and contractual obligations, and changes in such laws, regulations, rules, policies, contractual obligations and our actual or perceived failure to comply with such requirements could subject us to significant investigations, fines, penalties and claims, any of which may have a material adverse effect on our business, financial condition, results of operations or prospects.*
We collect, use, store, process and transfer personal information and other sensitive data in connection with our clinical trials, research activities and business operations. As a result, we are subject to a wide range of federal, state and foreign laws and regulations relating to privacy, data protection, cybersecurity and, increasingly, the use of artificial intelligence. These requirements are rapidly evolving, may be interpreted and applied inconsistently across jurisdictions, and may conflict with one another, creating uncertainty and increasing the complexity and cost of compliance.

We are also subject to contractual obligations and internal policies governing the handling of personal information. Any actual or perceived failure by us or by our collaborators, service providers or contractors to comply with applicable laws, regulations, contractual obligations or our policies could result in governmental investigations, enforcement actions, litigation, fines, penalties, or other liability, as well as reputational harm, negative publicity and diversion of management time and resources. In addition, such failures could impair our ability to process personal information, conduct clinical trials, operate in certain jurisdictions, or pursue certain business initiatives.
In particular, our information technology systems and those of our contract research organizations, contract manufacturers, collaborators and other third-party service providers are vulnerable to damage or interruption from computer viruses, ransomware and other malicious code, unauthorized access by hackers or sophisticated nation-state and nation-state-supported actors, denial-of-service attacks, employee error or malfeasance, natural disasters and telecommunication and electrical failures. The loss of clinical trial data from completed or ongoing clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Under SEC rules, we are required to disclose material cybersecurity incidents on Form 8-K within four business days of determining that an incident is material, and any failure to timely identify and disclose such an incident could result in SEC enforcement actions, litigation and reputational damage. We may not have adequate insurance coverage for security incidents or breaches, and the successful assertion of one or more large claims against us that exceeds our available insurance coverage could have an adverse effect on our business.
Compliance with these requirements is costly and time-consuming and may require us to implement additional safeguards, modify our data practices, or limit our use of data, which could adversely affect our operations. Further, evolving laws governing international data transfers and data localization may restrict our ability to transfer personal information across borders or require us to incur additional costs to do so.

We also face risks related to cybersecurity incidents, including unauthorized access, loss or disclosure of personal or confidential information. Any such incident, whether actual or perceived, could result in legal liability, regulatory scrutiny, operational disruption and reputational damage.

In addition, our increasing use of artificial intelligence and other emerging technologies may subject us to new and developing regulatory requirements and increase risks related to data privacy, cybersecurity, intellectual property and the accuracy and reliability of outputs. Any failure to comply with applicable requirements or to manage these risks could adversely affect our business, financial condition and results of operations.
Significant changes or developments in US laws or policies, including changes in US healthcare regulation, will affect our business and may have a material adverse effect on our business.
There is uncertainty surrounding potential changes to the regulatory environment in the US, particularly as it relates to healthcare regulation and related programs, which may have an adverse effect on our business. For example, the current administration issued an executive order establishing an agency to reform federal government processes and reduce expenditures and has committed to significantly reduce government spending through cuts to federal healthcare programs and reductions in the workforces of key government agencies, such as the US Department of Health & Human Services (HHS), FDA, and CMS. Pressures on and uncertainty surrounding the US federal government’s budget, and potential changes in budgetary priorities, could adversely affect the funding for individual programs, including Medicare and other government programs upon which our business depends. Moreover, further efforts by the current administration to limit federal agency budgets or personnel may lead to slower response times, less guidance and longer review periods, inconsistencies in execution of federal policies, potentially affecting our ability to progress development of our product candidates or obtain regulatory approval for our product candidates. Additionally, in February 2025 HHS ended a longstanding commitment to voluntarily comply with notice-and-comment rulemaking procedures for public benefits rules, even when not required by statute, which could contribute to rapid changes in policy without opportunity for public input. The continuing effects of the US federal government shutdown in late 2025 may delay inspections, reviews or other regulatory activities, and may significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
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
On June 28, 2024, the US Supreme Court issued an opinion in Loper Bright Enterprises v. Raimondo holding that courts reviewing agency action pursuant to the Administrative Procedure Act (APA) “must exercise their independent judgment” and “may not defer to an agency interpretation of the law simply because a statute is ambiguous.” The decision has impacted how lower courts evaluate challenges to agency interpretations of law, including those by HHS, CMS, FDA and other agencies with significant oversight of the biopharmaceutical industry. The new framework is likely to increase both the frequency of such challenges and their odds of success by eliminating one way in which the government previously prevailed in such cases. As a result, significant regulatory policies are subject to increased prospects of litigation and judicial scrutiny.
In addition, federal agency activities, priorities, leadership, policies, rulemaking, communications, spending and staffing may be significantly impacted by election cycles and legislative developments. For example, the current US presidential administration has committed to significantly reduce government spending through cuts to federal healthcare programs and reductions in the workforces of key government agencies, such as HHS, FDA, and CMS. Further efforts by the current administration to reduce federal spending may result in reductions to agency budgets, employees, and operations, which may lead to slower response times, less guidance and longer review periods, potentially affecting our ability to progress development of our product candidates or obtain regulatory approval for our product candidates. The administration and agencies have also made abrupt announcements about new or changed regulatory policies, such as policies related to use of AI to review product applications. These developments may lead to greater uncertainty regarding FDA policies, slower response times, longer review periods, unexpected delays, increased costs, or other negative impacts on our business that are difficult to predict. These changes may potentially affect our ability to progress development of our product candidates or obtain regulatory approval for our product candidates.
Enhanced governmental and public scrutiny over, or investigations or litigation involving, pharmaceutical manufacturer donations to patient assistance programs may require us to modify our programs and could negatively impact our business practices, harm our reputation, divert the attention of management and increase our expenses.
To help patients afford our products, we have a manufacturer-sponsored patient assistance program that helps eligible patients in the US access our therapies. This type of program has become the subject of enforcement scrutiny in recent years. For example, some pharmaceutical manufacturers have been named in lawsuits challenging the legality of their patient assistance programs under a variety of federal and state laws. In addition, certain state and federal enforcement authorities continue to pursue investigations and enter into settlements related to manufacturers’ support of patient assistance programs, and members of Congress have also initiated inquiries on topics that include, for example, manufacturer-sponsored patient assistance programs, co-payment assistance programs, and manufacturer contributions to independent charitable patient assistance programs. Moreover, the HHS, Office of the Inspector General continues to publish advisory opinions and other agency guidance on the topic of patient assistance, which reflects the government’s continued scrutiny of manufacturer sponsored or supported patient assistance programs. Numerous organizations, including pharmaceutical manufacturers, have been subject to ongoing litigation, enforcement activities and settlements related to their patient support programs and certain of these organizations have entered into, or have otherwise agreed to, significant civil settlements with applicable enforcement authorities. It is possible that future legislation may be proposed that would establish requirements or restrictions with respect to these programs and/or support that would affect pharmaceutical manufacturers.
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
Under the Federal Food, Drug and Cosmetic Act (FDCA), the FDA can approve an Abbreviated New Drug Application (ANDA) for a generic version of a branded drug without the ANDA applicant undertaking the clinical testing necessary to obtain approval to market a new drug. Generally, in place of such clinical studies, an ANDA applicant usually needs only to submit data demonstrating that its product has the same active ingredient(s), strength, dosage form and route of administration and that it is bioequivalent to the branded product. In September 2019, the FDA published product-specific bioequivalence guidance on fostamatinib disodium to let potential ANDA applicants understand the data FDA would expect to see for approval of a generic version of our products.
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
In March 2025, we entered into a settlement agreement with Annora resolving patent litigation related to our product TAVALISSE. The litigation resulted from submission by Annora of an ANDA to the FDA seeking approval to market a generic version of TAVALISSE in the US. For more information, see “Part I, Item 3, Legal Proceedings” of the Annual Report on Form 10-K for the year ended December 31, 2025.
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
Any of these events could prevent us from achieving or maintaining market acceptance of our products and could substantially increase our operating costs and expenses, which in turn could delay or prevent us from generating significant revenue from sale of our products. For example, in October 2024, we issued a Dear Healthcare Provider letter related to a new safety signal for GAVRETO. The letter advises healthcare providers to apply certain measures to protect patient safety, including enhanced ongoing monitoring for signs and symptoms of infection as well as guidance for withholding treatment to patients in the presence of active infection. On December 22, 2025, the FDA notified us of the approval of a Prior Approval supplemental NDA for GAVRETO, which updated the US Prescribing Information to add a boxed warning regarding serious infections, including opportunistic infections. The addition of a boxed warning is the most prominent safety warning the FDA can require and could negatively affect prescribing rates, patient willingness to initiate or continue therapy, and payer coverage and reimbursement for GAVRETO. If the box warning causes healthcare providers to prescribe GAVRETO less frequently, or if payers impose additional restrictions on coverage results, the commercial success of GAVRETO or any of our other drug products could be limited.
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
Our business could be materially and adversely affected by pandemics or other public health crises.*
Pandemics or similar public health events, and governmental responses thereto, may disrupt our commercialization efforts, clinical development activities, supply chain, regulatory interactions and overall operations. These disruptions may reduce demand for our products, delay or impair clinical trials, interrupt the manufacture and supply of our products and clinical materials, and affect the ability of our collaborators and service providers to perform their obligations.
Pandemics may also delay regulatory review, inspections and approvals, and could negatively impact global economic conditions and our access to capital. The extent of any such impacts is uncertain and beyond our control. Any of these effects could materially and adversely affect our business, financial condition, results of operations and prospects, and may exacerbate other risks described in this section.

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
In addition, the HHS, Office of Inspector General and other governmental enforcement and administrative bodies have increased their focus, including through recent enforcement actions against manufacturers, on pricing requirements for products, including, but not limited to the methodologies used by manufacturers to calculate average manufacturer price and best price for compliance with reporting requirements under the Medicaid Drug Rebate Program. We are liable for errors associated with our submission of pricing data and for any overcharging of government payors. Failure to make necessary disclosures and/or to identify overpayments could result in allegations against us under the federal False Claims Act and other laws and regulations. Any required refunds to the US government or response to a government investigation or enforcement action would be expensive and time consuming and could have an adverse effect on our business, results of operations and financial condition. In addition, in the event that CMS were to terminate our rebate agreement, no federal payments would be available under Medicaid for our covered outpatient drugs or under Medicare Part B for any of our products that may be reimbursed under Part B.
Finally, we may be affected by developments relating to the 340B Drug Pricing Program (340B Program). Multiple states have recently enacted or are currently considering laws that require manufacturers to ship 340B drugs to certain contract pharmacies and impose various civil and criminal penalties on manufacturers that do not comply. These laws have been challenged in federal court and many of the cases are pending. In March 2024, the US Court of Appeals for the Eight Circuit upheld the Arkansas law prohibiting drug makers for restricting 340B drug discounts for providers using contract pharmacies. HHS also issued a final rule on procedures for the 340B Program’s administrative dispute resolution process in April 2024. Additionally, under the Trump administration, several changes to the 340B program have been considered, including a proposal in the President’s 2026 budget to shift oversight of the 340B program from the HRSA to CMS. Additionally, on July 31, 2025, the HRSA announced that it will implement a 340B Rebate Model Pilot Program that will be open to a selected group of drugs and manufacturers. However, the HRSA withdrew this proposal in January 2026 following litigation that resulted in a federal court granting temporary restraining order to block the program and has since requested information from stakeholders as to alternative rebate models. It is unclear how the other pending litigation, proposed legislation, or future administrative action relating to the 340B Program will impact our business.

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
We have indebtedness in the form of a term loan pursuant to the Credit Agreement with MidCap, which could adversely affect our financial condition and our ability to respond to changes in our business. Further, if we are unable to satisfy certain conditions of the Credit Agreement, we will be unable to draw down the remainder of the facility.*
We entered into a Credit Agreement with MidCap on September 27, 2019, amended on March 29, 2021, February 11, 2022, July 27, 2022, and April 11, 2024. The Credit Agreement provides for a $60.0 million term loan credit facility. As of March 31, 2026, the outstanding principal balance of the loan was $45.0 million. Under the Credit Agreement, we were required to repay amounts due when there is an event of default for the term loans that results in the principal, premium, if any, and interest, if any, becoming due prior to the maturity date for the term loans. The Credit Agreement also contains a number of other affirmative and restrictive covenants. These and other terms had to be monitored closely for compliance and could have restricted our ability to grow our business or enter into transactions that we believe would be beneficial to our business.
On May 5, 2026, we terminated the term loan facility and entered into a new Credit Agreement with MidCap providing for a revolving credit facility with a maximum borrowing capacity of $40.0 million, with an option to increase to $60.0 million, subject to customary conditions. As of the date of this filing, we had an outstanding borrowing of $8.0 million under the revolving credit facility. Borrowings under the revolving credit facility are subject to availability and ongoing compliance with certain conditions, and we may not be able to access the full amount of the facility when needed. Availability under the revolving credit facility is subject to a borrowing base based primarily on eligible accounts receivable and inventory. While the revolving credit facility enhances our financial flexibility to support operations and working capital needs, our liquidity is dependent on the level of borrowing base availability. In addition, the revolving credit facility may require us to seek additional financing over time to support our operations, and such financing may not be available on favorable terms, or at all.
The revolving credit facility bears interest at a variable rate based on SOFR, subject to a floor, which exposes us to the risk of increased interest expense in a rising interest rate environment. The Credit Agreement contains affirmative and restrictive covenants, including financial covenants. These and other terms must be monitored closely for compliance and could restrict our ability to grow our business or enter into transactions that we believe would be beneficial to our business.
Our business may not generate cash flow from operations in the future sufficient to service our debt and support our growth strategies. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as restructuring our debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our current debt obligations. In addition, we cannot be sure that additional financing will be available when required or, if available, will be on terms satisfactory to us. Further, even if we are able to obtain additional financing, we may be required to use such proceeds to repay amounts outstanding under our Credit Agreement.
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
The Credit Agreement contains provisions that could result in an event of default, including a mandatory prepayment provision that gives MidCap and/or its agent the right to demand payment of any outstanding borrowings, together with applicable interest and fees, upon the occurrence of an event of default. If we fail to comply with the covenants or other requirements under the revolving credit facility, an event of default could occur, which could result in the acceleration of any outstanding borrowings and the exercise of remedies by the lender, including foreclosure on substantially all of our assets. We may not have sufficient available cash or be able to obtain financing at the time we are required to repay amounts outstanding under the Credit Agreement.
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
For the three months ended March 31, 2026, in 2025 and 2024, we recognized income from operations primarily due to net product sales and collaboration revenues, partially offset by our operating expenses. Historically, we have incurred losses from operations each year since we were incorporated in June 1996 other than in fiscal year 2010, due in large part to the significant research and development expenditures and costs of our ongoing commercial efforts. Although we are now recognizing income from operations, there can be no assurance that we will continue to generate annual operating income in the foreseeable future. Currently, our potential sources of revenues include sales of our products, as well as upfront, milestones and royalty payments pursuant to our collaboration arrangements, all of which may never materialize if sales of our products decline or if our collaboration partners do not achieve certain events or generate net sales to which these contingent payments are dependent on. If our future drug candidates fail or do not gain regulatory approval, or if our drugs do not achieve sustainable market acceptance, we may not be profitable. As of March 31, 2026, we had an accumulated deficit of approximately $1.0 billion. The extent of our future losses or profitability, if any, is uncertain.
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
Each of our collaborations could be terminated by the other party at any time, and we may not be able to renew these collaborations on acceptable terms, if at all, or negotiate additional corporate collaborations on acceptable terms, if at all. If these collaborations terminate or are not renewed, any resultant loss of revenues from these collaborations or loss of the resources and expertise of our collaborative partners could adversely affect our business. For example, in April 2026, we received written notice from Lilly of its election to terminate the Lilly Agreement, which will become effective June 15, 2026. Following termination of the Lilly Agreement, including the prior termination of the CNS disease program effective in November 2025, we do not expect to receive future milestones or royalties under the Lilly Agreement.
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
An adverse outcome may allow third parties to use our intellectual property without a license and/or allow third parties to introduce generic and other competing products, any of which would negatively impact our business. For example, in March 2025, we entered into a settlement agreement with Annora resolving patent litigation related to our product TAVALISSE. For more information, see “Part I, Item 3, Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2025.
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
In July 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law. The OBBBA includes a broad range of provisions affecting business entities, including the establishment of certain permanent business tax measures. Among other changes, the legislation permits permanent and immediate deduction for domestic research and development expenditures and restoration of favorable tax treatment for certain business provisions. The legislation contains multiple effective dates, with certain provisions effective beginning in 2025 and others phased through 2027. In accordance with ASC 740, Income Taxes, the effects of changes in tax laws are recognized in the period of enactment. Accordingly, we evaluated the provisions of the OBBBA and determined that the most significant impact to us relates to the capitalization requirements for research and experimental expenditures under Section 174 of the Internal Revenue Code (Section 174). The effects of this provision have been reflected in our income tax provision in 2025. The effects of the OBBBA on our financial statements were not material, other than the impact related to Section 174 as described above. While we continue to evaluate the impact of these legislative changes as additional guidance becomes available, uncertainty remains regarding the timing and interpretation by tax authorities in affected jurisdictions. These legislative changes could have an adverse impact on our future effective tax rate, tax liabilities, and cash tax.
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
Changes in valuation allowance of deferred tax assets may affect our future operating results
Our deferred tax assets are primarily from net operating loss carryforwards, tax credits and other deductible temporary differences. Historically, we maintained a full valuation allowance on our outstanding deferred tax assets. In the fourth quarter of 2025, based on our evaluation of all available positive and negative evidence, we concluded that it was more-likely-than not that a significant portion of our federal and state deferred tax assets would be realized. Accordingly, we released the valuation allowance against these deferred tax assets, except for deferred tax assets associated with the portion of federal research and development credit carryforwards, California NOL and California research and development credit carryforwards. The assessment of the realizability of deferred tax assets involved considerable management judgment and required evaluation of all available evidence, including cumulative recent financial performance, forecasts of future taxable income, and the reversal of taxable temporary differences. As a result of this assessment, we recognized a deferred income tax benefit of $245.9 million in 2025.
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
To date, a portion of our revenues have been related to the research or transition phase of each of our collaborative agreements. Such revenues are for specified periods, and the impact of such revenues on our results of operations is at least partially offset by corresponding research costs. Following the completion of the research or transition phase of each collaborative agreement, additional revenues may come only from payments triggered by milestones and/or the achievement of other contingent events, and royalties, which may not be paid, if at all, until certain conditions are met. This risk is heightened due to the fact that unsuccessful research efforts may preclude us from receiving any contingent payments under these agreements. Our receipt of revenues from collaborative arrangements is also significantly affected by the timing of efforts expended by us and our collaborators and the timing of lead compound identification. We have received payments from our collaborations including Lilly, Grifols, Kissei, Medison, Knight, Dr. Reddy's, BerGenBio, and Daiichi. Under several agreements, future payments may not be earned until the collaborator has advanced product candidates into clinical testing, which may never occur or may not occur until sometime well into the future. If we are not able to generate revenue under our collaborations when and in accordance with our expectations or the expectations of industry analysts, this failure could harm our business and have an immediate adverse effect on the trading price of our common stock.
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
We have been subject to class action lawsuits in the past and we may be subject to lawsuits in the future, such as those that might occur if there was to be a change in our corporate strategy. These and other lawsuits are subject to inherent uncertainties, and the actual costs to be incurred relating to the lawsuit will depend upon many unknown factors. The outcome of litigation is necessarily uncertain, and we could be forced to expend significant resources in the defense of such suits, and we may not prevail. Monitoring and defending against legal actions is time-consuming for our management and detracts from our ability to fully focus our internal resources on our business activities. In addition, we may incur substantial legal fees and costs in connection with any such litigation. We have not established any reserves for any potential liability relating to any such potential lawsuits. It is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages. A decision adverse to our interests in any such actions could result in the payment of substantial damages, or possibly fines, and could have an adverse effect on our cash flow, results of operations and financial position.
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
•obtain access to manufacturing resources of sufficient standard and scale;
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
•the announcement of regulatory applications, such as third party’s ANDA, seeking approval of generic versions of our marketed products;
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
The UK’s withdrawal from the EU could adversely affect our business.*
The UK’s exit from the EU has created, and may continue to create, regulatory, trade and operational uncertainty. We may be required to obtain separate regulatory approvals in the UK and the EU, comply with differing regulatory requirements, and incur additional costs and administrative burdens in developing, manufacturing and commercializing our product candidates.
In addition, changes to trade arrangements between the UK and the EU may result in increased costs, delays or disruptions in the importation and exportation of our products and materials. Regulatory divergence between the UK and the EU may further complicate our operations and increase compliance risk.

Any of these factors could delay or prevent our ability to obtain approvals, limit our ability to commercialize our products in the UK or the EU, increase our operating costs, or otherwise materially and adversely affect our business, financial condition, results of operations and prospects.

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
Hackers and data thieves are increasingly sophisticated and operate large-scale and complex automated attacks, including on companies within the healthcare industry. As the cyber-threat landscape evolves, these threats are likely growing in frequency, sophistication and intensity and are increasingly difficult to detect. The costs of maintaining or upgrading our cyber-security systems at the level necessary to keep up with our expanding operations and prevent against potential attacks are increasing. Cyber threats may be generic, or they may be targeted against our information systems. Our network and storage applications and those of our contract manufacturing organizations, collaborators, contractors, CROs or vendors may be subject to unauthorized access or processing by hackers or breached due to operator or other human error, theft, malfeasance or other system disruptions. We may be unable to anticipate or immediately detect information security incidents and the damage caused by such incidents. These data breaches and any unauthorized access, processing or disclosure of our information or intellectual property could compromise our intellectual property and expose our sensitive business information. Such attacks, such as in the case of a ransomware attack, also may interfere with our ability to continue to operate and may result in delays and shortcomings due to an attack that may encrypt our or our service providers’ or partners’ systems unusable. Additionally, because our services involve the processing of personal information and other sensitive information about individuals, we are subject to various laws, regulations, industry standards, and contractual requirements related to such processing. Any event that leads to unauthorized access, processing or disclosure of personal information, including personal information regarding our clinical trial participants or employees, could harm our reputation and business, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to investigations and mandatory corrective action, and otherwise subject us to liability under laws, regulations or contracts that protect the privacy and security of personal information, which could disrupt our business, damage our reputation with our stakeholders, result in increased costs or loss of revenue, lead to negative publicity or result in significant financial exposure. The California Consumer Privacy Act of 2018 (CCPA), in particular, includes a private right of action for California consumers whose personal information is impacted by a data security incident resulting from a company’s failure to maintain reasonable security procedures, and hence may result in civil litigation in the event of a security breach impacting such information. In addition, legislators and regulators in the US have enacted and are proposing new and more robust privacy and cybersecurity laws and regulations in response to increasing broad-based cyberattacks, including the CCPA and New York SHIELD Act. Notably, on July 26, 2023, the SEC adopted a final rule on cybersecurity risk management, strategy, governance and incident disclosure (SEC Cyber Rule). The SEC Cyber Rule requires public companies to make current disclosures about material cybersecurity incidents as well as annual disclosures of material information about their cybersecurity risk management, strategy and governance. The SEC Cyber Rule became effective on September 5, 2023. New data security laws add additional complexity, requirements, restrictions and potential legal risk, and compliance programs may require additional investment in resources, and could impact strategies and availability of previously useful data. Failure to timely identify and disclose a material cybersecurity incident could result in SEC enforcement actions, litigation, and reputational damage.
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
Because we will continue to need additional capital in the future to continue to expand our business, we may conduct additional equity offerings. We have an Open Market Sale Agreement with Jefferies entered on August 4, 2020, and amended and restated on August 2, 2024, pursuant to which, we may sell from time to time, through Jefferies, shares of our common stock in sales deemed to be “at-the-market offerings” as defined in Rule 415 under the Securities Act, subject to conditions specified in the Open Market Sale Agreement. On August 2, 2024, we filed a shelf registration statement with the SEC to register the offering, issuance and sale by us of up to $250.0 million in the aggregate of securities identified from time to time in one or more offerings, including up to $100.0 million of shares of our common stock that may be offered, issued and sold under the Open Market Sale Agreement. As of March 31, 2026, we have not sold any shares of common stock under the Open Market Sale Agreement.
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
Recent healthcare reform measures, including the Inflation Reduction Act and changes to government healthcare programs, could adversely affect our business. U.S. federal and state healthcare reforms have resulted in, and are expected to continue to result in, significant changes to the pricing, reimbursement and coverage of pharmaceutical products. For example, the Inflation Reduction Act (IRA) allows Medicare to negotiate prices for certain drugs, imposes inflation-based rebates for products covered under Medicare Parts B and D, and redesigns the Medicare Part D benefit in ways that increase financial obligations for manufacturers, while the elimination of the Medicaid drug rebate cap may increase our rebate liability. Additionally, OBBBA broadened the scope of IRA’s exclusion of certain orphan drugs from price negotiations. These and other reforms may reduce the prices we can charge for our products, increase our rebate and discount obligations, and negatively affect reimbursement, which could adversely impact our revenues, margins and operations. The full impact of these measures, as well as potential future legislative, regulatory or judicial developments, remains uncertain and could materially and adversely affect our business, financial condition, results of operations and prospects.
Other proposed administrative actions may affect our government pricing responsibilities. For example, there are pending legal and legislative developments relating to the 340B Drug Pricing Program, including ongoing litigation challenging federal enforcement actions against manufacturers and recently introduced and enacted state legislation. It remains to be seen how these drug pricing initiatives will affect the broader pharmaceutical industry. Although none of our products are currently subject to Medicare price negotiation under the IRA, the program is expected to expand to additional drugs in the future years. If any of our products were selected for negotiation, the negotiated prices could significantly lower than the prices we currently receive, which could materially reduce our revenues and profitability.
The current presidential administration has also signaled its intent to pursue healthcare reform measures, including those aimed at reducing prescription drug prices. For example, President Trump has signed multiple executive orders addressing prescription drug pricing and access, including: an order on May 12, 2025 aiming to establish a most favored nation (MFN) drug pricing policy that would tie US drug prices to the prices paid for drugs in other countries. Since the May 12, 2025 MFN executive order, the Trump administration has continued to exert pressure on drug manufacturers to implement MFN pricing. Over a dozen large pharmaceutical manufacturers have entered into agreements with the Trump Administration to offer lower prices for their drugs. Additionally, CMS has taken action to implement the administration’s MFN pricing policy, including by announcing a new voluntary payment model where drug manufacturers may offer supplemental rebates to participating state Medicaid programs to provide such Medicaid programs with a “most favored nation” price for participating manufacturers’ products, as well proposing mandatory payment models where, if finalized, manufacturers of certain Medicare Part B and Medicare Part D drugs would be assessed rebates if the prices for such products exceed those paid in economically comparable countries. The Trump administration also announced the launch of a new direct-to-consumer website in February 2026 that is intended to make certain drugs available to consumers at significant discounts. It remains to be seen how these drug pricing initiatives will affect the broader pharmaceutical industry.

    At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing. Specifically, several US states and localities have enacted legislation requiring pharmaceutical companies to establish marketing compliance programs, file periodic reports, and/or make periodic public disclosures on sales, marketing, pricing, clinical trials, and other activities. Other state laws prohibit certain marketing-related activities, including the provision of gifts, meals or other items to certain healthcare providers, and restrict the ability of manufacturers to offer co-pay support to patients for certain prescription drugs. Several state laws require disclosures related to state agencies and/or commercial purchasers with respect to price increases and new product launches that exceed certain thresholds as identified in the relevant statutes. Some of these laws and regulations contain ambiguous requirements that government officials have not yet clarified. Given the lack of clarity in the laws and their implementation, our reporting actions could be subject to the penalty provisions of the pertinent state laws and regulations. Another emerging trend at the state level is the establishment of prescription drug affordability boards, some of which will prospectively permit certain states to establish upper payment limits for drugs that the state has determined to be “high-cost.” Prescription drug affordability boards in several states have begun identifying products for affordability reviews and issuing information requests to manufacturers to determine whether upper payment limits may be justified.
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
See “Business – Government Regulation – Healthcare Reform” contained in Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2025, for additional information.
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
Since our commercialization, we have sold inventory quantities that were acquired or produced before FDA approval and therefore did not reflect full production costs, as pre-approval manufacturing costs were previously expensed to research and development. Specifically, we utilized zero-cost API inventory for TAVALISSE, which reduced cost of product sales in those periods. As post-approval inventory is acquired or produced, inventory and cost of product sales reflect the full manufacturing cost. Further, the imposition or threat of imposition of trade policies, tariffs (including retaliatory tariffs), taxes and other cross-border operations could also result in higher cost of product sales.
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

Any product for which we have obtained regulatory approval, or for which we obtain approval in the future, is subject to, or will be subject to, extensive ongoing regulatory requirements by the FDA, EMA, MHRA and other comparable regulatory authorities, and if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products, we may be subject to penalties, we may be unable to generate revenue from the sale of such products, our potential for generating positive cash flow will be diminished, and the capital necessary to fund our operations will be increased.*
We commercialize our products in the US and we have entered into commercialization agreements with third parties to commercialize our products outside the US. Any product for which we have obtained regulatory approval, or for which we obtain regulatory approval in the future, along with the manufacturing processes and practices, post-approval clinical research, product labeling, advertising and promotional activities for such product, are subject to continual requirements of, and review by, the FDA, the European Medicines Agency (EMA) and other comparable international regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians, import and export requirements and recordkeeping. If we or our suppliers encounter manufacturing, quality or compliance difficulties with respect to our products or any of our product candidates, when and if approved, whether due to the impacts of a global pandemic (including as a result of disruptions of global shipping and the transport of products) or otherwise, we may be unable to obtain or maintain regulatory approval or meet commercial demand for such products, which could adversely affect our business, financial conditions, results of operations and growth prospects.
Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved labeling. Thus, we will not be able to promote any products we develop for indications or uses for which they are not approved.
In addition, the FDA often requires post-marketing testing and surveillance to monitor the effects of products. The FDA, the EMA and other comparable international regulatory agencies may condition approval of our product candidates on the completion of such post-marketing clinical studies. These post-marketing studies may suggest that a product causes undesirable side effects or may present a risk to the patient. Additionally, the FDA may require REMS to help ensure that the benefits of the drug outweigh its risks. A REMS may be required to include various elements, such as a medication guide or patient package insert, a communication plan to educate healthcare providers of the drug’s risks, limitations on who may prescribe or dispense the drug, requirements that patients enroll in a registry or undergo certain health evaluations or other measures that the FDA deems necessary to ensure the safe use of the drug. Additionally, approval of a drug under an accelerated drug approval program may be withdrawn or the labeled indication of the drug changed if trials fail to verify clinical benefit or do not demonstrate sufficient clinical benefit to justify the risks associated with the drug. For example, GAVRETO is approved under accelerated approval for the treatment of adult and pediatric patients 12 years of age and older with advanced or metastatic RET fusion-positive thyroid cancer. We have satisfied our post-marketing commitment with respect to the AcceleRET-Lung study for the NSCLC indication; however, discussions with the FDA regarding confirmatory requirements for the thyroid cancer indication remain ongoing. The FDA has demonstrated an increased willingness to withdraw accelerated approvals where confirmatory trials have not been completed or have failed to verify clinical benefit. If we are unable to satisfy the FDA’s confirmatory requirements for the thyroid cancer indication, the FDA could withdraw approval for that indication, which would reduce the addressable patient population for GAVRETO and could adversely affect our revenues and commercial strategy.
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
We have an orphan drug designation in the US for fostamatinib for the treatment of ITP and warm auto immune hemolytic anemia (wAIHA), and for olutasidenib for the treatment of AML. Also, pralsetinib has an orphan drug designation in the US for the treatment of adult patients with metastatic RET fusion-positive NSCLC, for the treatment of advanced or metastatic RET fusion-positive thyroid cancer, and for the treatment of advanced or metastatic RET-mutant medullary thyroid carcinoma. In January 2025, the FDA granted R289 orphan drug designation for the treatment of myelodysplastic syndromes. We may also seek orphan drug designation for other product candidates in the future. Under the Orphan Drug Act, the FDA may grant orphan drug designation to a drug or biologic intended to treat a rare disease or condition, which is defined as one occurring in a patient population of fewer than 200,000 in the US, or a patient population greater than 200,000 in the US where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the US. In the US, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. In addition, if a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications, including a full NDA, to market the same drug for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or where the manufacturer is unable to assure sufficient product quantity. At this time, we do not have nor will we seek to apply for orphan drug designation in the EU or the UK in the foreseeable future.
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
•potential future impacts, if any, due to the effects of a global pandemic and the global tensions arising from geopolitical conflicts, including the ongoing Russia-Ukraine war and the Hamas-Israel and Iran conflicts, as well as other conflicts in the Middle East;
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
•pricing and the availability and timing of coverage and adequate reimbursement by third-party payors and government authorities and the process for obtaining or re-obtaining such coverage;
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
Our product revenues are subject to seasonal variability, including in the first quarter of each year, due to changes in patient out-of-pocket costs and access dynamics. At the beginning of the year, patients enrolled in commercial and government insurance plans may experience deductible and co-payment resets, and Medicare beneficiaries may re-enter cost-sharing phases, which can increase out-of-pocket costs and adversely affect patient demand, initiation of therapy and adherence. In addition, annual re-enrollment processes, prior authorization renewals and coverage re-verification may result in temporary delays or interruptions in patient access to our products. These factors have caused and may continue to cause variability in our revenues between reporting periods, including lower net product sales in the first quarter relative to subsequent quarters.
We depend on a limited number of wholesale distributors for the distribution of our products, and the loss of, or significant disruption at, any of these distributors could adversely affect our business. The loss of any of these distributors, or a material reduction in their purchases, could materially and adversely affect our product sales and results of operations. In addition, consolidation among wholesale distributors could increase their bargaining power and reduce our margins.
We also may not be successful entering into arrangements with third parties to sell and market one or more of our product candidates or may be unable to do so on terms that are favorable to us. We have limited control over such third parties, including development and commercialization of fostamatinib in Kissei, Grifols, Medison and Knight’s territories, and of olutasidenib in Kissei and Dr. Reddy’s territories. As a consequence of our license agreements with our collaboration partners, we rely heavily upon their regulatory, commercial, medical affairs, market access and other expertise and resources for commercialization of our products in their respective territories outside of the US. We cannot control the amount of resources that our partners dedicate to the commercialization of our products, and our ability to generate revenues from the commercialization of our products by our partners depends on their ability to achieve market acceptance of our products in its approved indications in their respective territories.
Furthermore, foreign sales of our products by our partners could be adversely affected by the imposition of governmental controls, political and economic instability, outbreaks of pandemic diseases, trade restrictions or barriers and changes in tariffs and escalating global trade and political tensions. If our collaborators are unable to successfully complete clinical trials, delay commercialization of our products or do not invest the resources necessary to successfully commercialize our products in international territories where they have been approved, this could reduce the amount of revenue we are due to receive under these license agreements, resulting in harm to our business and operations. If we do not establish and maintain sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates.
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
Any significant deterioration in the US economy would likely affect the operation of our business and ability to raise capital. In addition, concerns regarding the US federal debt ceiling and budget deficit have increased the risk of credit-rating downgrades and economic slowdowns, or a recession in the US. Although US lawmakers passed legislation to raise the federal debt ceiling on multiple occasions, ratings agencies have lowered or threatened to lower the long-term sovereign credit rating on the US. The impact of this or any further downgrades to the US government’s sovereign credit rating or its perceived creditworthiness could adversely affect the US and global financial markets and economic conditions.
The global financial markets and economy may also be adversely affected by the current or anticipated impact of geopolitical conflict, including the ongoing Russian-Ukrainian war, and the Hamas-Israel conflict, which is currently subject to a fragile ceasefire with ongoing hostilities and risk of renewed escalation, as well as the conflict involving Iran and other actors in the Middle East and the potential for those conflicts to escalate even further. The conflict involving Iran, including military actions by the US and Israel and retaliatory responses across the region has contributed to significant volatility in global energy markets, disruptions to key shipping routes such as the Strait of Hormuz, and broader instability in commodity prices and supply chains. These developments have led to increased oil and gas prices, heightened inflationary pressures, and volatility in global equity and debt markets, and may continue to affect global economic growth. Continued or increased disruptions to critical infrastructure and trade routes, as well as the potential for further regional escalation, could exacerbate these impacts and contribute to prolonged economic uncertainty, including risks of stagflation or recession in certain markets. Sanctions imposed by the US and other countries in response to such conflicts, including those targeting Iran, Russia, and other affected regions, may further adversely impact the financial markets and the global economy. In addition, any retaliatory actions, countermeasures, or expansion of hostilities, whether through direct military engagement, cyber activity, or disruption of global trade and energy supplies, could intensify market volatility and economic instability.
The US government has indicated its intent to alter its approach to international trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries. In addition, the US government has initiated tariffs on certain foreign goods. Related to this action, certain foreign governments have instituted tariffs on certain US goods. Recently imposed US tariffs on patented pharmaceutical products and their ingredients could increase our costs and adversely affect our business. On April 2, 2026, President Trump issued a Proclamation under Section 232 of the Trade Expansion Act of 1962 imposing a 100% ad valorem tariff on imports of patented pharmaceutical products and associated pharmaceutical ingredients. For the 17 large pharmaceutical companies identified in Annex III of the Proclamation, the tariffs become effective on July 31, 2026; for all other importers, including smaller pharmaceutical companies that rely on contract manufacturers, the tariffs become effective on September 29, 2026. The Proclamation provides for reduced tariff rates in certain circumstances. The Proclamation also provides for a 0% tariff rate on certain specialty pharmaceutical products, including drugs for which all approved indications carry orphan drug designation under the Orphan Drug Act, subject to certain conditions, including that the products are from countries that have entered into trade agreements with the US or meet an urgent public health need. Each of our three commercial products has received orphan drug designation from the FDA for its approved indications. However, we cannot provide assurance that our products will qualify for the orphan drug exemption, as the exemption is subject to US government determinations that have not yet been made, and the scope and application of the exemption remain uncertain. We rely on third-party contract manufacturers, certain of which are located outside the United States or source raw materials, including active pharmaceutical ingredients and excipients, from foreign countries that may be subject to tariffs under the Proclamation. To the extent the tariffs apply to our products or their inputs, they could significantly increase our cost of product sales, reduce our gross margins, and adversely affect our results of operations. We may be unable to pass increased costs on to our customers or patients, and we may not be able to identify alternative suppliers or manufacturing arrangements on acceptable terms or in a timely manner. In addition, the tariffs could increase the cost of our research and development activities to the extent we rely on imported materials for clinical supply manufacturing. The Proclamation may also affect our collaboration partners outside the US. Certain of our partners import and commercialize our products in territories that may be subject to retaliatory trade measures, which could adversely affect their ability to commercialize our products and reduce the royalty and milestone revenues we receive under our collaboration agreements. The full impact of the Proclamation on our business will depend on factors including the final determinations regarding orphan drug and other exemptions, the outcome of any legal challenges to the Proclamation, and whether additional tariff actions are taken. It remains unclear what the US Administration or foreign governments will or will not do with respect to tariffs or other international trade agreements and policies. A trade war or further governmental action related to tariffs or international trade agreements or policies has the potential to disrupt our research activities, affect our suppliers and/or the US or global economy or certain sectors thereof and, thus, could adversely impact our businesses.
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
There is increasing focus from investors, regulators and other stakeholders on corporate responsibility, including ESG factors, which could adversely affect our business. Certain investors and advocacy groups use ESG criteria to inform investment and voting decisions, and may choose not to invest in, or take actions against, companies they perceive as having inadequate ESG practices. In addition, third-party ESG ratings are widely used to evaluate companies, and a low or declining rating could negatively impact investor interest in our common stock. Evolving ESG standards and expectations may also require us to incur additional costs to implement new policies, procedures or initiatives. At the same time, there is increasing political and regulatory scrutiny of ESG practices, including actions by the US federal government, state officials and courts that seek to limit or challenge ESG-related initiatives. These developments have contributed to a fragmented and rapidly evolving regulatory and litigation landscape, and may expose us to additional legal, compliance and reputational risks regardless of our approach to ESG. Any of these factors could adversely affect our reputation, investor base and access to capital, and could materially and adversely affect our business, financial condition and results of operations.
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
We are highly dependent on the commercial, research and development, clinical, business development, financial and legal expertise of our executive officers, as well as the other principal members of our management. We expect to continue hiring and retaining qualified personnel, which is critical to our success. Replacing key employees and executive officers may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize drugs. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. In particular, our research programs depend on our ability to attract and retain highly skilled chemists, other scientists, and development, regulatory and clinical personnel. If we lose the services of any of our key personnel, our research and development efforts could be seriously and adversely affected. Our employees can terminate their employment with us at any time.
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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
There were no sales of unregistered equity securities during the three months ended March 31, 2026.

Issuer Purchases of Equity Securities

The following table summarizes repurchases of our common stock during the three months ended March 31, 2026:

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs
January 1 - January 31	—	$—	—	—
February 1 - February 28	105,728	$35.37	—	—
March 1 - March 31	—	$—	—	—

(1) Represents shares withheld by us to satisfy tax withholding obligations in connection with the vesting of RSUs. These share repurchases were not made pursuant to a publicly announced share repurchase program.

Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
Not applicable.
Item 5.  Other Information
Securities Trading Plans of Directors and Executive Officers
During the three months ended March 31, 2026, no directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K under the Securities Exchange.

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
______________________________________________________________________
#Filed herewith.
*The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the registrant for purposes of Section 18 of the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIGEL PHARMACEUTICALS, INC.

By:	/s/ RAUL R. RODRIGUEZ
Raul R. Rodriguez
Chief Executive Officer (Principal Executive Officer)
Date:	May 5, 2026

By:	/s/ DEAN L. SCHORNO
Dean L. Schorno
Chief Financial Officer (Principal Financial Officer)
Date:	May 5, 2026