Form 10-Q
period 2026-06-30
RIGEL PHARMACEUTICALS INC
filed 2026-08-04
CIK 1034842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
At July 30, 2026, there were 18,679,864 shares of the registrant’s Common Stock outstanding.

RIGEL PHARMACEUTICALS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
RIGEL PHARMACEUTICALS, INC.
CONDENSED BALANCE SHEETS
(In thousands)

	June 30, 2026	December 31, 2025 ⁽¹⁾
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$60,816	$40,580
Short-term investments	34,513	114,375
Accounts receivable, net	56,041	51,763
Inventories	14,367	11,506
Prepaid and other current assets	19,792	21,942
Total current assets	185,529	240,166
Intangible assets, net	93,878	24,748
Deferred income tax asset	238,068	245,852
Operating lease right-of-use assets	647	920
Other assets	2,944	1,908
Total assets	$521,066	$513,594
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,011	$7,191
Accrued compensation	8,611	11,914
Accrued research and development	6,932	5,524
Acquisition-related liabilities	218	5,000
Revenue reserves and refund liability	27,974	27,716
Loans payable, net, current	39,236	29,812
Other accrued liabilities	7,948	11,466
Lease liabilities, current	656	614
Total current liabilities	95,586	99,237
Lease liabilities, non-current	58	395
Loans payable, net, non-current	—	22,482
Total liabilities	95,644	122,114
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock	18	18
Additional paid-in capital	1,422,649	1,414,322
Accumulated other comprehensive (loss) income	(148)	181
Accumulated deficit	(997,097)	(1,023,041)
Total stockholders’ equity	425,422	391,480
Total liabilities and stockholders’ equity	$521,066	$513,594
______________________________________________________________________
(1)The balance sheet at December 31, 2025 has been derived from the audited financial statements included in Rigel’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (SEC) on March 3, 2026.
See Accompanying Notes to Condensed Financial Statements

RIGEL PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Product sales, net	$67,015	$58,948	$121,938	$102,498
Contract revenues from collaborations and other	11,688	42,737	15,583	52,520
Total revenues	78,703	101,685	137,521	155,018
Costs and expenses:
Cost of product sales	8,525	4,504	13,131	8,913
Research and development	13,961	6,821	25,637	15,257
Selling, general and administrative	32,642	29,257	63,293	56,972
Total costs and expenses	55,128	40,582	102,061	81,142
Income from operations	23,575	61,103	35,460	73,876
Interest income	789	753	1,994	1,344
Interest expense and other	(779)	(1,874)	(2,212)	(3,727)
Income before income taxes	23,585	59,982	35,242	71,493
Provision for income taxes	6,295	369	9,298	434
Net income	$17,290	$59,613	$25,944	$71,059

Net income per share
Basic	$0.93	$3.33	$1.40	$3.98
Diluted	$0.88	$3.28	$1.32	$3.91
Weighted average shares used in computing net income per share
Basic	18,541	17,885	18,477	17,848
Diluted	19,570	18,162	19,619	18,168
See Accompanying Notes to Condensed Financial Statements

RIGEL PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$17,290	$59,613	$25,944	$71,059
Other comprehensive (loss) income:
Net unrealized (loss) gain on short-term investments	(20)	8	(329)	(4)
Comprehensive income	$17,270	$59,621	$25,615	$71,055
See Accompanying Notes to Condensed Financial Statements

RIGEL PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2026	18,310,934	$18	$1,414,322	$181	$(1,023,041)	$391,480
Net income	—	—	—	—	8,654	8,654
Net change in unrealized loss on short-term investments	—	—	—	(309)	—	(309)
Issuance of common stock upon exercise of options, net of shares withheld	50,157	—	321	—	—	321
Issuance of common stock upon vesting of restricted stock units (RSUs)	226,221	—	—	—	—	—
Repurchases of common stock in connection with employee tax withholding on RSU vesting	(105,728)	—	(3,740)	—	—	(3,740)
Stock-based compensation expense	—	—	3,491	—	—	3,491
Balance at March 31, 2026	18,481,584	18	1,414,394	(128)	(1,014,387)	399,897
Net income					17,290	17,290
Net change in unrealized loss on short-term investments	—	—	—	(20)	—	(20)
Issuance of common stock upon exercise of options, net of shares withheld, and participation in Purchase Plan	135,632	—	1,864	—	—	1,864
Issuance of common stock upon vesting of RSUs	53,829	—			—	—
Repurchases of common stock in connection with employee tax withholding on RSU vesting	(17,104)	—	(511)	—	—	(511)
Stock-based compensation expense	—	—	6,902	—	—	6,902
Balance at June 30, 2026	18,653,941	$18	$1,422,649	$(148)	$(997,097)	$425,422

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2025	17,710,216	$18	$1,393,325	$10	$(1,390,065)	$3,288
Net income	—	—	—	—	11,446	11,446
Net change in unrealized loss on short-term investments	—	—	—	(12)	—	(12)
Issuance of common stock upon exercise of options, net of shares withheld	30,892	—	484	—	—	484
Issuance of common stock upon vesting of RSUs	125,783	—	—	—	—	—
Stock-based compensation expense	—	—	3,361	—	—	3,361
Balance at March 31, 2025	17,866,891	18	1,397,170	(2)	(1,378,619)	18,567
Net income	—	—	—	—	59,613	59,613
Net change in unrealized gain on short-term investments	—	—	—	8	—	8
Issuance of common stock upon exercise of options, net of shares withheld, and participation in Purchase Plan	52,295	—	418	—	—	418
Issuance of common stock upon vesting of RSUs	17,908	—	—	—	—	—
Stock-based compensation expense	—	—	3,328	—	—	3,328
Balance at June 30, 2025	17,937,094	$18	$1,400,916	$6	$(1,319,006)	$81,934
See Accompanying Notes to Condensed Financial Statements

RIGEL PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2026	2025
Operating activities
Net income	$25,944	$71,059
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	10,300	6,600
Depreciation and amortization	1,445	1,211
Deferred income tax	7,784	—
Release of cost share liability	—	(39,981)
Net amortization of discount on short-term investments and debt issuance costs	(205)	(440)
Loss on extinguishment of debt	209	—
Changes in assets and liabilities:
Accounts receivable, net	(4,278)	1,708
Inventories	(3,840)	(6,954)
Prepaid and other current and non-current assets	2,176	(6,589)
Right-of-use assets	273	(932)
Accounts payable	(3,180)	3,951
Accrued compensation	(3,303)	(2,242)
Accrued research and development	1,408	48
Revenue reserves and refund liability	258	3,062
Other accrued liabilities	(1,318)	(1,803)
Lease liabilities	(295)	946
Net cash provided by operating activities	33,378	29,644
Investing activities
Maturities of short-term investments	27,795	26,850
Sale of short-term investments	80,933	—
Purchases of short-term investments	(28,903)	(60,678)
Payments for acquisition of intangible assets	(70,347)	—
Net cash provided by (used in) investing activities	9,478	(33,828)
Financing activities
Proceeds from revolving credit facility	40,000	—
Cash paid for debt issuance costs	(304)	—
Repayment of term loan and related fees	(55,250)	—
Net proceeds from issuance of common stock under equity plans	2,185	902
Repurchases of common stock in connection with employee tax withholding on RSU vesting	(4,251)	—
Closing purchase price payment related to asset acquisition	(5,000)	—
Net cash (used in) provided by financing activities	(22,620)	902
Net increase (decrease) in cash, cash equivalents and restricted cash	20,236	(3,282)
Cash, cash equivalents, and restricted cash at beginning of period	40,637	56,746
Cash, cash equivalents, and restricted cash at end of period	$60,873	$53,464
Supplemental disclosure of cash flow information
Interest paid	$4,956	$3,332
Increase in right-of-use assets and lease liabilities	$—	$1,220
Acquisition-related liabilities	$218	$5,000
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
REZLIDHIA® (olutasidenib) is our second FDA-approved product and is indicated for the treatment of adult patients with relapsed or refractory (R/R) acute myeloid leukemia (AML) with a susceptible isocitrate dehydrogenase-1 (IDH1) mutation as detected by an FDA-approved test. We in-licensed REZLIDHIA from Forma Therapeutics, Inc., now Novo Nordisk (Forma), with exclusive, worldwide rights for its development, manufacturing and commercialization, pursuant to a license and transition services agreement entered in July 2022.
GAVRETO® (pralsetinib) is our third FDA-approved product which we began commercializing in June 2024. GAVRETO is a once daily, small molecule, oral, kinase inhibitor of wild-type rearranged during transfection (RET) and oncogenic RET fusions. GAVRETO is approved by the FDA for the treatment of adult patients with metastatic RET fusion-positive non-small cell lung cancer (NSCLC) as detected by an FDA-approved test. GAVRETO is also approved under accelerated approval based on overall response rate and duration response, for the treatment of adult and pediatric patients 12 years of age and older with advanced or metastatic RET fusion-positive thyroid cancer who require systemic therapy and who are radioactive iodine-refractory (if radioactive iodine is appropriate). We acquired the rights to research, develop, manufacture and commercialize GAVRETO in the US from Blueprint Medicines Corporation, now a Sanofi SA company (Blueprint), pursuant to an asset purchase agreement entered in February 2024.
VEPPANU™ (vepdegestrant) is our fourth FDA-approved product which we expect to become commercially available in mid-August 2026. VEPPANU is an oral PROteolysis TArgeting Chimera (PROTAC) approved by the FDA for the treatment of estrogen receptor-positive, human epidermal growth factor receptor 2-negative (ER+/HER2-), estrogen receptor 1 (ESR1)-mutated advanced or metastatic breast cancer, as detected by an FDA-authorized test, with disease progression following at least one line of endocrine therapy. We in-licensed VEPPANU pursuant to a license agreement entered in May 2026 with Arvinas, Inc., Arvinas Operations, Inc., Arvinas Estrogen Receptor, Inc. (Arvinas) and Pfizer Inc. (Pfizer).
Our development pipeline includes R289, our dual interleukin receptor-associated kinases 1 and 4 (IRAK1/4) inhibitor, which is being advanced in an open-label, Phase 1b study to determine the safety, tolerability and preliminary efficacy of the drug in patients with lower-risk myelodysplastic syndrome (MDS) who are relapsed, refractory or resistant to prior therapies.
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
These unaudited condensed financial statements include only normal and recurring adjustments that we believe are necessary to fairly state our financial position and the results of our operations and cash flows. Interim-period results are not necessarily indicative of results of operations or cash flows for a full-year or any subsequent interim period. The balance sheet at December 31, 2025 has been derived from audited financial statements at that date but does not include all disclosures required by US GAAP for complete financial statements. Because certain disclosures required by US GAAP for complete financial statements are not included herein, these interim unaudited condensed financial statements and the notes accompanying them should be read in conjunction with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Liquidity
At June 30, 2026, we had approximately $95.3 million in cash, cash equivalents and short-term investments. We finance our operations primarily through sales of our products, and contract payments under our collaboration agreements, as well as through equity securities and debt financing.
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
2.     Net Income Per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
EPS Numerator:
Net income	$17,290	$59,613	$25,944	$71,059
EPS Denominator—Basic:
Weighted-average common shares outstanding	18,541	17,885	18,477	17,848
EPS Denominator—Diluted:
Weighted-average common shares outstanding	18,541	17,885	18,477	17,848
Dilutive effect of stock options, RSUs and shares under Purchase Plan	1,029	277	1,142	320
Weighted-average shares outstanding and common stock equivalents	19,570	18,162	19,619	18,168

Net income per share
Basic	$0.93	$3.33	$1.40	$3.98
Diluted	$0.88	$3.28	$1.32	$3.91
The potential shares of common stock that were excluded from the computation of diluted net income per share for the periods presented because including them would have been antidilutive are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock options	1,061	2,955	996	2,937
RSUs	616	314	507	263
Total	1,677	3,269	1,503	3,200

3.     Revenues
Revenues disaggregated by category were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Product sales:
Gross product sales	$88,464	$79,692	$163,852	$139,884
Discounts and allowances	(21,449)	(20,744)	(41,914)	(37,386)
Total product sales, net	67,015	58,948	121,938	102,498
Contract revenues from collaborations and other:
Release of cost share liability	—	39,981	—	39,981
Milestone revenue	4,000	—	4,000	3,000
Delivery of drug supplies, royalties and others	7,688	2,756	11,583	9,539
Total contract revenues from collaborations and other	11,688	42,737	15,583	52,520
Total revenues	$78,703	$101,685	$137,521	$155,018
Revenue from product sales relates to sales of our commercial products to customers. For additional information regarding contract revenues from collaborations and other, see “Note 4 – Sponsored Research and License Agreements.”
Net product sales represent gross product sales less chargebacks, discounts and fees, government and other rebates, and returns. Of the total discounts and allowances from gross product sales presented in the table above for the six months ended June 30, 2026 and 2025, $39.5 million and $36.5 million, respectively, were accounted for as additions to revenue reserves and refund liability, and $2.4 million and $0.9 million, respectively, were accounted for as reductions to accounts receivable (prompt pay discount) and prepaid and other current assets (for certain prepaid fees) in the condensed balance sheet.
The following tables summarize activity in chargebacks, discounts and fees, government and other rebates, and returns included in revenue reserves and refund liabilities for each of the periods presented (in thousands):

	Chargebacks, Discounts and Fees	Government and Other Rebates	Returns	Total
Balance at January 1, 2026	$12,519	$10,389	$4,808	$27,716
Provision related to current period sales	31,213	9,685	1,187	42,085
Adjustment related to prior period sales	(1,451)	(1,137)	—	(2,588)
Credit or payments made during the period	(30,476)	(7,925)	(838)	(39,239)
Balance at June 30, 2026	$11,805	$11,012	$5,157	$27,974

	Chargebacks, Discounts and Fees	Government and Other Rebates	Returns	Total
Balance at January 1, 2025	$13,374	$8,343	$4,723	$26,440
Provision related to current period sales	28,209	8,082	923	37,214
Adjustment related to prior period sales	—	(169)	(560)	(729)
Credit or payments made during the period	(28,624)	(4,642)	(157)	(33,423)
Balance at June 30, 2025	$12,959	$11,614	$4,929	$29,502
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

The following table summarizes the percentages of revenues from each of our customers who individually accounted for 10% or more of the total net product sales and revenues from collaborations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
McKesson Corporation	46%	31%	47%	35%
Cencora, Inc.	21%	12%	22%	15%
Cardinal Health, Inc.	*	*	10%	*
Lilly	—	39%	—	26%
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
We were a party to a collaboration agreement with Eli Lilly and Company (Lilly), which included the development and commercialization of ocadusertib (previously R552), a receptor-interacting protein kinase 1 (RIPK1) inhibitor, which was terminated effective June 2026.
Under the above collaboration agreements, we have received, and may in the future receive, milestone payments contingent upon the achievement of specified events, as well as royalties on net sales of products commercialized by our partners. The total potential future contingent payments under these agreements were approximately $652.1 million. This amount excludes terminated programs, including the termination of the Lilly agreement as discussed in detail below, and assumes the achievement of all applicable milestones under the existing agreements. Of this amount, $190.1 million relates to development and regulatory milestones and $462.0 million to commercial milestones. This estimate excludes any potential royalties that may become payable if our partners successfully commercialize licensed products. Milestone payments under these agreements are contingent upon our partners’ future efforts and the achievement of specified development, regulatory and commercial milestones.
We also have strategic development collaborations with MDACC and CONNECT to expand the evaluation of olutasidenib in other disease areas with IDH1 mutations.
Global Exclusive License Agreement with Lilly
In February 2021, we entered into a global exclusive license agreement and strategic collaboration with Lilly, which became effective in March 2021 upon clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (HSR Act), and was amended in September 2023, March 2024, and in August 2025 (collectively, the Lilly Agreement). Pursuant to the terms of the Lilly Agreement, we granted Lilly exclusive rights to develop and commercialize ocadusertib (previously R552) and related receptor interacting serine/threonine protein kinase 1 (RIPK1) inhibitors in all indications worldwide. The collaboration was intended to develop and commercialize ocadusertib for the treatment of non-central nervous system (non-CNS) diseases, and additional RIPK1 inhibitors for the treatment of central nervous system (CNS) diseases.

Under the Lilly Agreement, we received a non-refundable and non-creditable upfront cash payment of $125.0 million in April 2021. In addition, for non-CNS diseases, we were eligible to receive up to $330.0 million in development and regulatory milestones and up to $100.0 million in sales milestones on a product-by-product basis, as well as tiered royalties on net sales ranging from the mid-single digits to the high-teens, subject to certain standard reductions and offsets. For CNS diseases, we were eligible to receive up to $256.0 million in development, regulatory and commercial milestones and up to $150.0 million in sales milestone payments, as well as tiered royalties on net sales up to the low-double digits.
Under the Lilly Agreement, we were responsible for 20% of the development costs for ocadusertib in the US, Europe, and Japan, up to a specified cap, and Lilly was responsible for funding the remainder of all development activities for ocadusertib and other non-CNS disease development candidates. In September 2023, we exercised our first opt-out right, and concurrently, our cost share obligation for ocadusertib development ended on April 1, 2024. Although we retained a right to opt back into co-funding to receive increased royalties, we notified Lilly in April 2025 that we would not exercise this option. As a result, we had no further development cost-sharing obligations. In connection with this decision, we released the $40.0 million remaining cost share liability and recognized the amount as contract revenues from collaboration in the second quarter of 2025.
On April 16, 2026, we received a written notice from Lilly of its decision to terminate the Lilly Agreement, which became effective June 15, 2026. Following termination, the rights previously licensed to Lilly under the Lilly Agreement reverted to us in accordance with the terms of the Lilly Agreement, and we do not expect to receive any future milestone payments or royalties thereunder.
Grifols License Agreement
We have an exclusive commercialization license agreement with Grifols entered in January 2019 with exclusive rights to commercialize fostamatinib for human diseases, and non-exclusive rights to develop fostamatinib in Grifols territory. There was no deferred revenue related to the Grifols license agreement at June 30, 2026 and December 31, 2025.
Revenue recognized from the delivery of drug supplies pursuant to our commercial supply agreement with Grifols was $3.0 million and $3.0 million for three and six months ended June 30, 2026, respectively, and $0.4 million and $3.7 million, for the three and six months ended June 30, 2025, respectively.
We also recognize royalty revenue from Grifols, which is included within contract revenues from collaboration. Royalty revenue for the three and six months ended June 30, 2026 was $2.0 million and $3.7 million, respectively, and for the three and six months ended June 30, 2025 was $1.6 million, and $3.1 million, respectively.

Kissei License Agreements
We have a collaboration and license agreement with Kissei entered in September 2024 to grant exclusive rights to Kissei to develop and commercialize olutasidenib in all human diseases in related Kissei territory. There was no deferred revenue related to this collaboration and license agreement at June 30, 2026 and December 31, 2025. During the three and six months ended June 30, 2026, we recognized $4.2 million of contract revenue from collaborations with Kissei, consisting of a milestone payment related to the MAA submission for olutasidenib in Japan and sublicense revenue associated with Kissei's sublicensing of olutasidenib to a third party in Taiwan. The milestone and sublicense revenue were recognized when the related amounts became due and the related variable consideration was no longer constrained. Under the license and services agreement with Forma as discussed in “Note 5 – In-Licensing and Acquisition”, Forma is entitled to a specified portion of sublicensing revenue generated from olutasidenib. Accordingly, as a result of the milestone and sublicense payments received from Kissei, we recognized a $1.0 million sublicensing fee payable to Forma during the three and six months ended June 30, 2026, which we recorded within cost of product sales.
We also have an exclusive license and supply agreement with Kissei entered in October 2018, amended in November 2022, October 2023, August 2024, September 2024 and October 2024, to develop and commercialize fostamatinib in all current and potential indications in related Kissei territory. At June 30, 2026 and December 31, 2025, the remaining deferred revenue was related to the material right associated with discounted fostamatinib supply which amounted to $1.4 million. During the three and six months ended June 30, 2025, we recognized $3.0 million of contract revenue from collaborations related to a non-refundable and non-creditable milestone payment from Kissei in connection with the approval of fostamatinib in Korea in January 2025.
Revenue recognized from delivery of drug supplies pursuant to our supply agreement with Kissei was $1.6 million and $3.4 million for three and six months ended June 30, 2026, respectively, and $0.4 million and $2.0 million for the three and six months ended June 30, 2025, respectively.
Medison Commercial and License Agreements
We have exclusive commercial and license agreements with Medison entered in October 2019 for the commercialization of fostamatinib for chronic ITP in Medison territory. There was no deferred revenue related to Medison commercial and license agreement at June 30, 2026 and December 31, 2025.
Revenue recognized from Medison, related to delivery of drug supplies and royalties was $0.3 million and $0.5 million, for the three and six months ended June 30, 2026, respectively, and $0.2 million and $0.6 million for the three and six months ended June 30, 2025, respectively.
Strategic Development Collaborations with MDACC and CONNECT
We have a strategic collaboration agreement with MDACC entered in December 2023 to evaluate olutasidenib in AML and other hematologic cancers. Under the agreement, as amended, we are obligated to provide study materials and up to $15.0 million in time-based milestone payments over the five-year collaboration term, unless terminated earlier, including $1.0 million designated for clinical study enrollment support payable directly to a third-party vendor. Through June 30, 2026, we have provided $5.3 million in funding related to this collaboration agreement.
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
5.     In-licensing and Acquisition
License Agreement with Arvinas and Pfizer
On May 11, 2026, we entered into a license agreement with Arvinas and Pfizer (together, the Licensors), which became effective on June 11, 2026 upon the early termination of the waiting period under the HSR Act. Pursuant to the license agreement, the Licensors granted us an exclusive, royalty-bearing license to develop, manufacture and commercialize VEPPANU (vepdegestrant) and vepdegestrant-containing products (the licensed products) worldwide.
Under the license agreement, we agreed to pay the Licensors a license fee of up to $85.0 million, including $70.0 million upfront payment which we paid in June 2026, and up to an additional $15.0 million payable upon the successful completion of certain transition activities. In addition, the Licensors are eligible to receive up to $60.0 million in regulatory milestones upon achievement of specified regulatory approvals, and up to $260.0 million in commercial milestones upon achievement of specified net sales thresholds. We are also obligated to pay tiered royalties on annual net sales of licensed products ranging in percentages from the mid-teens to mid-twenties, subject to certain reductions and customary adjustments, and to share a portion of sublicense revenue with the Licensors at tiered rates that decrease based on the timing of execution of the applicable sublicense.
Under the license agreement, we will have the sole rights and will be primarily responsible for the development and commercialization of the licensed products worldwide, subject to certain transition activities to be performed by the Licensors. The license agreement includes customary diligence obligations for us to use commercially reasonable efforts to develop and commercialize the licensed products, including to seek regulatory approvals in specified major markets. The license agreement will remain in effect on a product-by-product and country-by-country basis until the expiration of the applicable royalty term for each licensed product in each country, after which the license becomes fully paid-up and perpetual. The license agreement may be terminated by either party under customary circumstances, including for material breach or certain insolvency events. In addition, the Licensors may terminate the license agreement if we cease all material development and commercialization activities for the licensed products for an extended period of time, subject to specified exceptions, or if we breach certain compliance-related obligations relating to anti-corruption and global trade controls. Upon termination of the license agreement prior to its expiration, the licenses granted to us will terminate and, at the Licensors’ request, the parties will negotiate in good faith an exclusive license from us to the Licensors under certain patent rights and know-how controlled by us covering the terminated licensed products. The license agreement contains customary provisions relating to, among other things, intellectual property, indemnification, confidentiality, and representations and warranties.
Pursuant to the license agreement, the Licensors will continue to be responsible for specified ongoing development, regulatory, manufacturing and transition activities. We are obligated to reimburse development costs incurred by the Licensors in connection with the ongoing studies, subject to an aggregate funding cap of $40.0 million and specified cumulative annual and quarterly funding caps through 2029. The related costs are recognized as research and development expense as the related services are performed. During the three and six months ended June 30, 2026, we recognized $1.5 million of research and development expense related to these activities.
In connection with the license agreement, we also agreed to purchase certain VEPPANU drug product inventory and related materials from Pfizer. As contemplated by the License Agreement, in July 2026, we entered into a manufacturing and supply agreement with Pfizer, which includes certain minimum purchase obligations. See related discussions in “Note 11 – Commitments and Contingencies - Purchase Commitments”.
We have concluded that the license agreement represents an asset acquisition of an intangible asset. Because the licensed products have received approval from the FDA prior to the execution of the license agreement, the acquired asset represents developed technology that is considered to have commercial viability. Remaining license fees payable upon the successful completion of certain transition activities as well as regulatory and commercial milestone payments will be capitalized as additional intangible assets in the period in which the corresponding milestone events are achieved and the payments become payable.
Following the effective date of the license agreement, we capitalized approximately $70.6 million as intangible assets consisting of the upfront payment and directly attributable transaction costs. The intangible assets are being amortized on a straight-line basis over their estimated useful life of 15 years, which reflects the expected period over which the licensed products will generate economic benefits. Amortization expense is recognized within cost of product sales. The contingent considerations relating to future milestones will be accounted for when the contingency is resolved and the consideration becomes payable. Royalties will be recognized as cost of product sales in the period in which the related product sales occur.

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
The total purchase price consideration amounted to $15.4 million, consisting of $15.0 million closing purchase price and $0.4 million of transaction costs. Of the total closing purchase price, $10.0 million was paid in July 2024, and the remaining $5.0 million was paid in June 2026. Because the closing purchase price consideration was contractually deferred and payable on separate dates after the acquisition date, we accounted for the arrangement, in substance, as seller-financed under ASC 230. The initial recognition of the deferred obligation was reported as a noncash investing and financing transaction at the acquisition date, and the subsequent cash payments of the closing purchase price were classified as financing activities in the condensed statements of cash flows.
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
License and Transition Services Agreement with Forma
We have a license and transition services agreement with Forma entered in July 2022, for an exclusive license to develop, manufacture and commercialize olutasidenib, a proprietary inhibitor of mutated IDH1 (mIDH1), for any uses worldwide, including for the treatment of AML and other malignancies. Under the terms of the license and transition services agreement, we paid an upfront fee of $2.0 million, and may be required to pay up to an additional $67.5 million upon achievement of specified development and regulatory milestones, and up to $165.5 million upon achievement of certain commercial milestones. Forma is also entitled to receive tiered royalties on net sales of licensed products at percentages ranging from the low-teens to mid-thirties, as well as a certain portion of sublicensing revenue, subject to certain standard reductions and offsets.
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
6.     Stock-Based Compensation
Stock-based compensation for the periods presented was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Selling, general and administrative	$4,936	$2,759	$7,951	$5,211
Research and development	1,908	517	2,349	1,389
Total stock-based compensation expense	$6,844	$3,276	$10,300	$6,600
Pursuant to our 2018 Equity Incentive Plan (2018 Plan) and our Inducement Plan, as amended (Inducement Plan, and together with 2018 Plan, the Equity Incentive Plans), during the six months ended June 30, 2026, we granted stock options to purchase 36,775 shares of common stock, with weighted-average grant-date fair value of $30.14 per share, and 667,533 RSUs, with a grant-date weighted-average fair value of $33.18 per share. In recent years, we have increased our use of RSUs, and beginning in 2026, RSUs represent the majority of our equity awards. Beginning in 2026, we also grant performance-based RSUs tied to the achievement of specified corporate performance milestones. These equity awards generally vest over a three-year period, except for performance-based awards, which vest upon the achievement of specified corporate performance milestones.

The fair value of the RSU is based on the market price of our common stock on the date of grant. The fair value of stock option awards is estimated on the grant date using the Black-Scholes option pricing model. The following table summarizes the weighted-average assumptions relating to stock options granted during the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Risk-free interest rate	*	4.1%	3.8%	4.3%
Expected term (in years)	*	6.0	5.3	6.5
Dividend yield	*	0.0%	0.0%	0.0%
Expected volatility	*	90.5%	90.5%	88.6%
______________________________________________________________________
*No stock options granted during the period.
During the six months ended June 30, 2026, 199,160 stock options were exercised and 280,050 RSUs were released. During the six months ended June 30, 2026, 122,832 shares of common stock with an aggregate value of approximately $4.3 million were withheld in connection with the net share settlement of RSUs to satisfy employees’ minimum statutory tax withholding obligations upon vesting. The withheld shares were valued based on the closing market price of our common stock on the applicable vesting dates. Such share withholdings are treated as share repurchases for accounting purposes and are reflected as a reduction to additional paid-in capital.
At June 30, 2026, there were 3,351,295 stock options and 972,970 RSUs outstanding. Of these, 83,125 stock options and 67,200 RSUs were performance-based awards for which achievement of the related corporate milestones was deemed not probable at June 30, 2026. Accordingly, none of the associated $4.1 million of grant date fair value has been recognized as stock-based compensation expense at June 30, 2026.

At June 30, 2026, there was approximately $30.3 million of unrecognized stock-based compensation expense, which is expected to be recognized over a remaining weighted-average period of 2.29 years. This amount relates to time-based stock options and RSUs, as well as performance-based stock options and RSUs for which achievement of the related corporate performance milestones was considered probable.
In May 2026, our stockholders approved an amendment to our 2018 Plan to, among other items, add an additional 500,000 shares to the number of shares of common stock authorized for issuance under our 2018 Plan. During the six months ended June 30, 2026, our Board of Directors approved an additional 8,925 shares of common stock reserved for issuance under our Inducement Plan. At June 30, 2026, there were 1,181,836 shares of common stock available for future grant under our Equity Incentive Plans.
Employee Stock Purchase Plan
The 24-month offering period under our 2000 Employee Stock Purchase Plan (Purchase Plan) commenced on July 1, 2024 and ended on June 30, 2026. At June 30, 2026, there was no remaining unrecognized stock-based compensation cost related to the Purchase Plan. In May 2026, our stockholders approved an amendment to the Purchase Plan to, among other things, increase the number of shares of common stock authorized for issuance under the Purchase Plan by 360,000 shares. During the six months ended June 30, 2026, employees purchased 60,649 shares under the Purchase Plan. At June 30, 2026, 396,349 shares of common stock were available for future issuance under the Purchase Plan.

7.     Other Balance Sheet Components
Inventories
Inventories for the periods presented consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Raw materials	$7,233	$4,514
Work in process	6,999	3,910
Finished goods	2,839	4,712
Total	$17,071	$13,136
Reported as:
Inventories	$14,367	$11,506
Other assets	2,704	1,630
Total	$17,071	$13,136
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
Prepaid and other current assets
Prepaid and other current assets for the periods presented consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Prepaid inventory	$9,780	$11,849
Prepaid research and development costs	4,986	4,886
Others	5,026	5,207
Total prepaid and other current assets	$19,792	$21,942
Intangible assets
Intangible assets consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Intangible assets cost	$100,924	$30,360
Accumulated amortization	(7,046)	(5,612)
Intangible assets, net	$93,878	$24,748
Amortization expense included in cost of product sales in the condensed statements of operations was $0.8 million and $1.4 million for the three and six months ended June 30, 2026, respectively, and $0.6 million and $1.2 million for the three and six months ended June 30, 2025, respectively.

At June 30, 2026, the weighted average remaining amortization period of outstanding intangible assets was 13.70 years. The following table presents the estimated future amortization expense of intangible assets at June 30, 2026 (in thousands):

Remainder of 2026	$3,527
2027	7,055
2028	7,055
2029	7,055
2030	7,055
Thereafter	62,131
$93,878
8.     Cash, Cash Equivalents, Restricted Cash, and Short-Term Investments
Cash, cash equivalents, restricted cash, and short-term investments for the periods presented consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Cash	$52,712	$20,020
Restricted cash	57	57
Money market funds	8,105	14,509
US treasury bills	18,451	63,994
Government-sponsored enterprise securities	8,694	20,692
Corporate bonds and commercial paper	7,367	35,740
	$95,386	$155,012
Reported as:
Cash and cash equivalents	$60,816	$40,580
Short-term investments	34,513	114,375
Restricted cash reported within other assets	57	57
	$95,386	$155,012
Cash equivalents and short-term investments include the following securities with gross unrealized gains and losses (in thousands):

At June 30, 2026	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US treasury bills	$18,537	$—	$(86)	$18,451
Government-sponsored enterprise securities	8,747	—	(53)	8,694
Corporate bonds and commercial paper	7,376	—	(9)	7,367
Total	$34,660	$—	$(148)	$34,512

At December 31, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US treasury bills	$63,868	$126	$—	$63,994
Government-sponsored enterprise securities	20,663	30	(1)	20,692
Corporate bonds and commercial paper	35,714	28	(2)	35,740
Total	$120,245	$184	$(3)	$120,426

Our short-term investments are classified as available-for-sale securities. Accordingly, we have classified these securities as short-term investments on our condensed balance sheets as they are available for use in the current operations. Accrued interest receivable, included within prepaid and other assets, was $0.3 million and $0.9 million at June 30, 2026 and December 31, 2025, respectively. As of June 30, 2026 and December 31, 2025, our cash equivalents and short-term investments had a weighted-average time to maturity of approximately 304 days and 303 days, respectively.
At June 30, 2026, a total of 29 individual securities had been in an unrealized loss position for 12 months or less, and the losses were determined to be temporary. We regularly review the securities in an unrealized loss position and evaluate the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. We have not recognized any credit losses at June 30, 2026 and December 31, 2025.
The following table shows the fair value and gross unrealized losses of our investments in individual securities that are in an unrealized loss position, aggregated by investment category (in thousands):

At June 30, 2026	Fair Value	Gross Unrealized Losses
US treasury bills	$16,454	$(86)
Government-sponsored enterprise securities	8,694	(53)
Corporate bonds and commercial paper	7,367	(9)
Total	$32,515	$(148)
9.     Fair Value
The table below summarizes the fair value of our cash equivalents and short-term investments measured at fair value on a recurring basis, and are categorized based upon the lowest level of significant input to the valuations (in thousands):

	Assets at Fair Value at June 30, 2026
	Level 1	Level 2	Level 3	Total
Money market funds	$8,105	$—	$—	$8,105
US treasury bills	—	18,451	—	18,451
Government-sponsored enterprise securities	—	8,694	—	8,694
Corporate bonds and commercial paper	—	7,367	—	7,367
Total	$8,105	$34,512	$—	$42,617

	Assets at Fair Value at December 31, 2025
	Level 1	Level 2	Level 3	Total
Money market funds	$14,509	$—	$—	$14,509
US treasury bills	—	63,994	—	63,994
Government-sponsored enterprise securities	—	20,692	—	20,692
Corporate bonds and commercial paper	—	35,740	—	35,740
Total	$14,509	$120,426	$—	$134,935

10.         Debt
The following table summarizes loans payable, net (in thousands):

	June 30, 2026	December 31, 2025
Revolving credit facility:
Principal outstanding	$40,000	$—
Unamortized debt issuance costs	(764)	—
Revolving credit facility, net	$39,236	$—
Term loan facility:
Principal outstanding	$—	$52,500
Unamortized debt issuance costs	—	(206)
Principal outstanding, net	$—	$52,294
Reported as:
Loans payable, net, current	$39,236	$29,812
Loans payable, net, non-current	—	22,482
	$39,236	$52,294
We had a Credit and Security Agreement with MidCap Financial Trust (MidCap) entered into on September 27, 2019 and amended on March 29, 2021, February 11, 2022, July 27, 2022, and on April 11, 2024, which provided for a $60.0 million term loan credit facility (the prior Credit Agreement). Under the prior Credit Agreement, the term loans were scheduled to mature on September 1, 2027, and the interest-only period was through October 1, 2025. The term loans bore interest equal to the sum of one-month Secured Overnight Financing Rate (SOFR) plus an adjustment of 0.11448%, subject to a 4.00% applicable floor, plus applicable margin of 6.50%. A final payment fee of 4.25% of principal was due at maturity date. Under the prior Credit Agreement, we could make voluntary prepayments, in whole or in part, subject to certain prepayment premiums and additional interest payments. It also contained certain provisions, such as event of default and change in control provisions, which, if triggered, would have required us to make mandatory prepayments on the term loan. The obligations under the prior Credit Agreement were secured by a perfected security interest in all of our assets including our intellectual property.
On May 5, 2026, we repaid all outstanding term loan borrowings, including final payment fees, the applicable prepayment premium, and accrued interest, under the prior Credit Agreement with MidCap. Concurrently, we entered into a new credit agreement with MidCap providing for a revolving credit facility with a maximum borrowing capacity of $40.0 million, with an option to increase the facility to $60.0 million, subject to customary conditions (the new Credit Agreement). The revolving credit facility has a five-year term and bears interest at a rate equal to one-month SOFR, subject to a 2.00% floor, plus an applicable margin of 4.00%.
We evaluated this transaction under ASC 470-50, Debt—Modifications and Extinguishments, on a lender-by-lender basis. The portion of the prior term loan attributable to the continuing lender under the new revolving credit facility was accounted for as a debt modification. Accordingly, the related unamortized debt issuance costs and creditor fees of approximately $0.5 million continue to be amortized over the term of the new revolving credit facility. The remaining portion of the prior term loan was accounted for as a debt extinguishment, resulting in a loss on extinguishment of approximately $0.2 million during the three and six months ended June 30, 2026. The loss was primarily related to the write-off of unamortized debt issuance costs, unaccrued final payment fees, and prepayment premiums attributable to the extinguished portion.
The availability under the revolving credit facility is subject to a borrowing base based primarily on eligible accounts receivable and inventory. Pursuant to the terms of the facility, substantially all of our accounts receivable collections are remitted to a lender-controlled lockbox account. Upon the occurrence of certain specified conditions, including an event of default, the funds in the lockbox account are required to be transferred to MidCap's payment account and applied to reduce outstanding borrowings under the facility. Subject to borrowing base availability and compliance with the terms of the agreement, we may re-borrow amounts under the revolving credit facility. Although the lockbox account is subject to contractual restrictions that require cash receipts to be applied to outstanding borrowings under those circumstances, we retain the ability to access liquidity through re-borrowings under the revolving credit facility, subject to borrowing base availability and covenant compliance.

The obligations under the revolving credit facility are secured by a first-priority security interest in substantially all of our assets, including our intellectual property. The revolving credit facility includes customary fees, including an unused commitment fee, administrative fee and prepayment premiums during the initial period.
At June 30, 2026, the outstanding borrowings under the revolving credit facility were $40.0 million, consisting of an initial draw of $8.0 million following the execution of the new Credit Agreement in May 2026 and an additional draw of $32.0 million in June 2026. At June 30, 2026, the weighted-average interest rate on the outstanding borrowings under the revolving credit facility was 7.6%. The outstanding borrowings under the revolving credit facility were classified as a current liability on the condensed balance sheet. This classification reflects the nature of the facility, including its asset-based structure, borrowing base limitations, required application of certain cash receipts to outstanding borrowings, ongoing covenant compliance and provisions that may require repayment upon occurrence of certain events. The classification of borrowings under the revolving credit facility may change in future periods based on the facts and circumstances existing at each reporting date, including borrowing base availability, covenant compliance and our ability to maintain or refinance borrowings on a long-term basis. In July 2026, we repaid $32.0 million of the outstanding borrowings under the revolving credit facility. Following the repayment, $8.0 million remained outstanding under the facility.
The revolving credit facility contains customary covenants that, among other things, require us to deliver financial reports at specified times and maintain minimum liquidity and trailing twelve month product revenue. The minimum product revenue covenant is tested only during periods when the liquidity falls below specified thresholds. At June 30, 2026, we were not in violation of any covenants.
Interest expense, including amortization of the debt discount, accretion of the final fees, and the loss on extinguishment attributable to the extinguished portion of the prior term loan was $0.8 million and $1.9 million, for the three months ended June 30, 2026 and 2025, respectively, and $2.2 million and $3.7 million for the six months ended June 30, 2026 and 2025, respectively. Accrued interest of $0.1 million at June 30, 2026, was included in accounts payable, and accrued interest of $2.6 million at December 31, 2025, was included in other accrued liabilities in the condensed balance sheets.
11.         Commitments and Contingencies
Operating Leases
We lease our headquarters facility in South San Francisco, California under a lease agreement that expires in July 2027. Operating lease expense was $0.2 million and $0.4 million for each of the three and six months ended June 30, 2026 and 2025, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $0.2 million and $0.1 million for the three months ended June 30, 2026 and 2025, respectively, and $0.4 million and $0.3 million for the six months ended June 30, 2026 and 2025, respectively.
At June 30, 2026, the weighted average remaining term was 1.08 years, and future minimum lease payments were approximately $0.8 million.
Purchase Commitments and Obligations
In the ordinary course of business, we enter into agreements with contract manufacturers to manufacture our inventory products. These agreements generally include termination provisions that may require us to pay cancellation fees, which vary depending on the timing of termination and may equal up to the full value of the work order. In October 2024, we entered into an agreement with a third-party contract manufacturer to manufacture TAVALISSE, with deliveries expected from 2026 through 2029. At June 30, 2026, the contractual obligation not included in our financial statements related to an agreement that may potentially be subjected to cancellation fees was approximately $16.3 million. Of this amount, approximately $2.5 million is expected to be due in the remainder of 2026, and $9.5 million is expected to be due in 2027 and 2028. At June 30, 2026, we have not incurred any cancellation fees under our agreements with contract manufacturers.
As contemplated by the license agreement with Arvinas and Pfizer, in July 2026, we entered into a manufacturing and supply agreement with Pfizer for the commercial manufacture and supply of VEPPANU. The agreement includes certain minimum purchase obligations on a take-or-pay basis, with expected purchases from 2026 through 2030. If we do not satisfy the applicable minimum purchase commitments within the required time periods, we may be required to make payments to Pfizer with respect to those commitments, as provided in the agreement. The estimated contractual obligation not included in our financial statements related to this agreement was approximately $26.8 million. Of this amount, approximately $4.6 million is expected to be due in the remainder of 2026 and $11.0 million is expected to be due in 2027 and 2028, with the remaining amount expected to be due thereafter through 2030.

Legal Contingencies
From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any material legal proceedings that, if determined adversely to us, would have a material adverse effect on our business, financial condition, results of operations, or cash flows.
12.         Income Taxes
The following table presents provision for income tax for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Provision for income taxes	$6,295	$369	$9,298	$434
The quarterly provision for income taxes is determined by applying the estimated annual effective tax rate to the year-to-date pre-tax income, adjusted for any discrete items. The estimated annual effective tax rate is updated at the end of each reporting period.
The provision for income taxes for the three and six months ended June 30, 2026 primarily consisted of federal income tax expense of $5.3 million and $7.7 million, respectively, and estimated state income taxes of $1.0 million and $1.6 million, respectively. Prior to the fourth quarter of 2025, we maintained a full valuation allowance against our deferred tax assets. Although we do not expect to incur federal cash income taxes due to sufficient net operating loss (NOL) and research and development credit carryforwards, we recognized federal income tax expense based on the estimated impact of utilizing the deferred tax assets associated with such carryforwards. The total tax expense differs from the amount computed at the federal statutory rate primarily due to certain non-deductible expenses and state income taxes.
For the three and six months ended June 30, 2025, the provision for income taxes primarily consisted of estimated state income taxes. The tax expense differs from the amount computed at the federal statutory rate primarily due to the impact of the valuation allowance and state taxes.
13.         Segment Information
We view our operations and manage our business as one operating segment, and our chief operating decision maker (CODM) is our chief executive officer. The following table presents segment information for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total Revenues	$78,703	$101,685	$137,521	$155,018
Less:
Employee related expenses	23,430	18,581	44,432	38,119
Commercial related expenses	7,084	7,273	14,124	12,612
Outside clinical trial related expenses	7,409	3,232	14,336	7,603
Cost of product sales	8,525	4,504	13,131	8,913
Consultants and third-party services	4,225	3,209	8,231	6,618
Other segment items	4,455	3,783	7,807	7,277
Interest (income) expense and other, net	(10)	1,121	218	2,383
Provision for income taxes	6,295	369	9,298	434
Segment income	$17,290	$59,613	$25,944	$71,059

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations
This discussion and analysis should be read in conjunction with our financial statements and the accompanying notes included in this report and the audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 3, 2026. Our financial results for the three and six months ended June 30, 2026 are not necessarily indicative of results that may occur in future interim periods or for the full fiscal year.
This Quarterly Report on Form 10-Q contains statements indicating expectations about future performance and other forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), and the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. We usually use words such as “may,” “will,” “would,” “should,” “could,” “expect,” “plan,” “anticipate,” “might,” “believe,” “estimate,” “predict,” “intend,” or the negative of these terms or similar expressions to identify these forward-looking statements. These statements appear throughout this Quarterly Report on Form 10-Q and are statements regarding our current expectations, beliefs or intent, primarily with respect to our operations and related industry developments. Examples of these statements include, but are not limited to: our business and scientific strategies; risks and uncertainties associated with the commercialization, distribution, marketing, and payment for our products in the US and outside the US; risks that the FDA, EMA, the Medicines and Health Products Regulatory Agency (MHRA) or other regulatory authorities may make adverse decisions regarding our products; the impact of the US federal government shutdowns or agency funding disruptions; the progress of our and our collaborators’ product development programs, including clinical testing, and the timing of results thereof; our corporate collaborations and revenues that may be received from our collaborations and the timing of those potential payments; our expectations with respect to obligations to entities party to commercial or licensing agreements with us and the timing of those obligations; our expectations with respect to timing of recognizing product sales; our expectations with respect to the volume of product sales; the anticipated commercial launch and commercialization of VEPPANU; our expectations with respect to potential patient populations; our expectations with respect to regulatory submissions and approvals; our drug discovery technologies; our research and development expense; protection of our intellectual property and our intention to vigorously enforce our intellectual property rights; the availability and sufficiency of our cash and capital resources and the need for additional capital; our ability to successfully identify and acquire or in-license products or companies; our operations and legal risks; and the effectiveness of our cybersecurity risk management process. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including as a result of the risks and uncertainties discussed under the heading “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q. Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as required by applicable law. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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
GAVRETO (pralsetinib) is our third FDA-approved product which we began commercializing in June 2024. GAVRETO is a once daily, small molecule, oral, kinase inhibitor of wild-type RET and oncogenic RET fusions. GAVRETO is approved by the FDA for the treatment of adult patients with metastatic RET fusion-positive NSCLC as detected by an FDA-approved test. GAVRETO is also approved under accelerated approval based on overall response rate and duration response, for the treatment of adult and pediatric patients 12 years of age and older with advanced or metastatic RET fusion-positive thyroid cancer who require systemic therapy and who are radioactive iodine-refractory (if radioactive iodine is appropriate). We acquired the rights to research, develop, manufacture and commercialize GAVRETO in the US from Blueprint pursuant to an asset purchase agreement entered in February 2024.
VEPPANU (vepdegestrant) is our fourth FDA-approved product which we expect to become commercially available in mid-August 2026. VEPPANU is an oral PROTAC approved by the FDA for the treatment of ER+/HER2-, ESR1-mutated advanced or metastatic breast cancer, as detected by an FDA-authorized test, with disease progression following at least one line of endocrine therapy. We in-licensed VEPPANU pursuant to a license agreement entered in May 2026 with Arvinas and Pfizer.
Our development pipeline includes R289, our dual IRAK1/4 inhibitor, which is being advanced in an open-label, Phase 1b study to determine the safety, tolerability and preliminary efficacy of the drug in patients with lower-risk MDS who are relapsed, refractory or resistant to prior therapies.
To expand our evaluation of olutasidenib in other disease areas with IDH1 mutations, we have strategic development collaborations with MDACC and with CONNECT.
Business Updates
Commercialized Products
TAVALISSE net product sales for the six months ended June 30, 2026 were $84.7 million, an increase of $16.1 million, or 24%, compared to $68.5 million for the same period in 2025. The increase was primarily driven by higher volumes and higher price per bottle, as well as a favorable impact from lower revenue reserves.
REZLIDHIA net product sales for the six months ended June 30, 2026 were $17.0 million, an increase of $3.8 million, or 29%, compared to $13.1 million for the same period in 2025. The increase was primarily driven by higher volumes and higher price per bottle, partially offset by higher revenue reserves.
GAVRETO net product sales for the six months ended June 30, 2026 were $20.3 million, a decrease of $0.5 million, or 2%, compared to $20.8 million for the same period in 2025. The decrease was primarily driven by lower volumes and higher revenue reserves, partially offset by higher price per bottle.
VEPPANU is our fourth FDA-approved product which we expect to become commercially available in mid-August 2026. We in-licensed VEPPANU pursuant to a license agreement entered in May 2026 with Arvinas and Pfizer (together, the Licensors), which agreement became effective on June 11, 2026 upon the early termination of the waiting period under the HSR Act. Pursuant to the license agreement, the Licensors granted us an exclusive, royalty-bearing license to develop, manufacture and commercialize VEPPANU (vepdegestrant) and vepdegestrant-containing products (the licensed products) worldwide. VEPPANU is approved in the US for the treatment of adults with ER+/HER2-negative,

ESR1-mutated advanced or metastatic breast cancer, as detected by an FDA-authorized test, with disease progression following at least one line of endocrine therapy.
Under the license agreement, we agreed to pay the Licensors a license fee of up to $85.0 million, including $70.0 million upfront payment which we paid in June 2026, and up to an additional $15.0 million payable upon the successful completion of certain transition activities. In addition, the Licensors are eligible to receive up to $60.0 million in regulatory milestones upon achievement of specified regulatory approvals, and up to $260.0 million in commercial milestone payments upon achievement of specified net sales thresholds. We are also obligated to pay tiered royalties on annual net sales of licensed products ranging in percentages from the mid-teens to mid-twenties, subject to certain reductions and customary adjustments, and to share a portion of sublicense revenue with the Licensors at tiered rates that decrease based on the timing of execution of the applicable sublicense.
Under the license agreement, we will have the sole rights and will be primarily responsible for the development and commercialization of the licensed products worldwide, subject to certain transition activities to be performed by the Licensors. The license agreement includes customary diligence obligations for us to use commercially reasonable efforts to develop and commercialize the licensed products, including to seek regulatory approvals in specified major markets. The license agreement will remain in effect on a product-by-product and country-by-country basis until the expiration of the applicable royalty term for each licensed product in each country, after which the license becomes fully paid-up and perpetual. The license agreement may be terminated by either party under customary circumstances, including for material breach or certain insolvency events. In addition, the Licensors may terminate the license agreement if we cease all material development and commercialization activities for the licensed products for an extended period of time, subject to specified exceptions, or if we breach certain compliance-related obligations relating to anti-corruption and global trade controls. Upon termination of the license agreement prior to its expiration, the licenses granted to us will terminate and, at the Licensors’ request, the parties will negotiate in good faith an exclusive license from us to the Licensors under certain patent rights and know-how controlled by us covering the terminated licensed products. The license agreement contains customary provisions relating to, among other things, intellectual property, indemnification, confidentiality, and representations and warranties.
Pursuant to the license agreement, the Licensors will continue to be responsible for specified ongoing development, regulatory, manufacturing and transition activities. We are obligated to reimburse development costs incurred by the Licensors in connection with the ongoing studies, subject to an aggregate funding cap of $40.0 million and specified cumulative annual and quarterly funding caps through 2029. The related costs are recognized as research and development expense as the related services are performed. During the three and six months ended June 30, 2026, we recognized $1.5 million of research and development expense related to these activities.
We also agreed to purchase certain drug product inventories from Pfizer pursuant to a manufacturing and supply agreement.
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

Olutasidenib in AML, Other Hematologic Cancers and HGG
We have a Strategic Collaboration Agreement with MDACC, a comprehensive cancer research, treatment, and prevention center. The collaboration expanded our evaluation of olutasidenib in AML and other hematologic cancers with IDH1 mutations. Under the Strategic Collaboration Agreement, we jointly lead the clinical development efforts with MDACC to evaluate the potential of olutasidenib to treat newly diagnosed and R/R patients with AML and advanced myeloproliferative neoplasms, in combination with other agents. The collaboration also supports the evaluation of olutasidenib as monotherapy in patients with IDH1 mutated clonal cytopenia of undetermined significance (CCUS) and lower-risk MDS, as well as maintenance therapy following hematopoietic stem cell transplant. Further, this collaboration also supports the evaluation of olutasidenib in combination with co-targeted therapies in patients with R/R IDH1-mutated myeloid malignancies harboring activated signaling pathway mutations. The multi-year strategic development alliance continues to support multiple ongoing clinical studies that are open for enrollment. Under the Strategic Collaboration Agreement, we are obligated to provide study materials and up to $15.0 million in time-based milestone payments as compensation for services to be provided for the studies, over the five-year collaboration term, unless terminated earlier as provided for in the agreement. Through June 30, 2026, we provided $5.3 million funding to MDACC.
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
On April 16, 2026, we received a written notice from Lilly of its decision to terminate the Lilly Agreement, which became effective June 15, 2026. Following termination, the rights previously licensed to Lilly under the Lilly Agreement reverted to us in accordance with the terms of the Lilly Agreement, and we do not expect to receive any future milestone payments or royalties thereunder.
Credit Agreement with MidCap
On May 5, 2026, we terminated our Credit Agreement with MidCap, which provided for a $60.0 million term loan facility and repaid all outstanding borrowings thereunder, including applicable fees and expenses. Concurrently, we entered into a new Credit Agreement with MidCap, which provides for a revolving credit facility with an initial borrowing capacity of $40.0 million and an option to increase to $60.0 million, subject to customary conditions. Availability under the revolving credit facility is subject to a borrowing base based primarily on eligible accounts receivable and inventory. The revolving credit facility under the new Credit Agreement has a five-year term and bears interest at a rate equal to one-month SOFR, subject to a 2.00% floor, plus an applicable margin of 4.00%. The obligations under the revolving credit facility are secured by a first-priority security interest in substantially all of our assets, including our intellectual property. The revolving credit facility includes customary fees, including an unused commitment fee, administrative fee and prepayment premiums during the initial period. At June 30, 2026, we had an outstanding borrowing of $40.0 million under the revolving credit facility, consisting of an initial draw of $8.0 million following the execution of the new Credit Agreement in May 2026 and an additional draw of $32.0 million in June 2026. In July 2026, we repaid $32.0 million of the outstanding borrowings under the revolving credit facility. Following the repayment, $8.0 million remained outstanding under the facility.

Our Product Portfolio
The following table summarizes our portfolio:

Commercialized Products
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
We have a commercial license agreement with Knight under which Knight has exclusivity rights to commercialize fostamatinib for approved indications in Latin America, consisting of Mexico, Central and South America, and the Caribbean, and we are responsible for the exclusive manufacture and supply of fostamatinib for all development and commercialization activities under a related supply agreement. Knight submitted MAAs in Mexico, Colombia, Brazil, Argentina and Paraguay for fostamatinib for the treatment of adult patients with chronic ITP who had insufficient response to a previous treatment. In December 2024, Knight announced that TAVALISSE was approved in Mexico for this indication, and Knight commercially launched TAVALISSE in Mexico in May 2026. In May 2026, Knight announced that Brazil's Agência Nacional de Vigilância Sanitária (ANVISA) approved TAVALISSE for the same indication.

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
VEPPANU/Vepdegestrant in ER+/HER2-, ESR1-mutated advanced or metastatic breast cancer
VEPPANU overview
Breast cancer is the most commonly diagnosed cancer among women in the US. Approximately 70% of breast cancers are ER+. Patients with ER+/HER2- locally advanced or metastatic breast cancer are commonly treated with endocrine-based therapies, often in combination with targeted agents such as CDK4/6 inhibitors. Despite available therapies, disease progression is common, and treatment options following progression remain limited. Published data indicate that up to approximately 50% of patients with ER+/HER2- metastatic breast cancer may develop an ESR1 mutation following exposure to endocrine therapy. As a result, we believe there is a meaningful unmet medical need for patients whose disease progresses after prior endocrine-based treatment.
Based on published epidemiology and our assessment of the treatment landscape, we estimate that approximately 20,000 patients in the US with second line- or third-line ER+/HER2-, ESR1-mutated advanced or metastatic breast cancer may be candidates for therapies targeting this patient population. Our estimates of the addressable patient population are based on published literature, epidemiological data, market research and internal analyses, and actual patient numbers may differ from these estimates. Given the significant prevalence of ER+/HER2- breast cancer and the limited treatment options available following progression on prior endocrine therapies, we believe VEPPANU has the potential to address a substantial patient population and represents a significant commercial opportunity in the US.
On May 1, 2026, VEPPANU (vepdegestrant) was approved by the FDA for the treatment of adults with ER+/HER2-, ESR1-mutated advanced or metastatic breast cancer, as detected by an FDA-authorized test, with disease progression following at least one line of endocrine therapy. FDA approval was granted based on data from VERITAC-2 clinical trial that evaluated vepdegestrant versus fulvestrant in patients with ER+/HER2-, ESR1-mutated advanced or metastatic breast cancer. In the trial, among patients with an ESR1 mutation (n=270), vepdegestrant demonstrated a statistically significant and clinically meaningful improvement in progression-free survival (PFS), reducing the risk of disease progression or death by 43% compared to fulvestrant. Median PFS was 5.0 months (95% CI: 3.7, 7.4) in the vepdegestrant arm and 2.1 months (95% CI: 1.9, 3.5) in the fulvestrant arm (hazard ratio 0.57 (95% CI: 0.42, 0.77); p-value 0.0001). Overall survival was immature with 16% of deaths in this population at the time of the PFS analysis. The majority of adverse events with vepdegestrant were low grade (Grade 1-2) and the most common (≥10%) adverse reactions, including laboratory abnormalities, were decreased white blood cells, increased AST, musculoskeletal pain, fatigue, decreased hemoglobin, decreased neutrophils, increased ALT, increased alkaline phosphatase, nausea, decreased blood potassium, increased bilirubin, decreased appetite, electrocardiogram QT prolonged, decreased platelets, and constipation.

VEPPANU is the first and only FDA-approved oral PROTAC. PROTACs are part of a new class of heterobifunctional protein degraders designed to harness the body's natural machinery to selectively degrade, rather than inhibit, disease-causing proteins.
Vepdegestrant was discovered by Arvinas using its PROTAC protein degradation platform and co-developed by Arvinas and Pfizer under a global collaboration. We obtained rights to vepdegestrant pursuant to the license agreement with Arvinas and Pfizer entered in May 2026.
Vepdegestrant is covered by issued composition of matter patents listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (referred to as the “Orange Book”), with expiration dates beginning in 2037 (2038 for one patent including patent term adjustment), in each case subject to any applicable patent term extensions. We have filed applications for patent term extension for the Orange Book-listed patents, one of which, if granted, is expected to extend patent protection until May 2040. In addition to the composition of matter patents, issued patents and pending patent applications in the US and other jurisdictions cover, among other things, formulations, methods of use, dosing, polymorphs and manufacturing. Additional patent families, if issued, are expected to provide patent protection extending from 2040 through 2046.
On May 8, 2026, the NCCN added vepdegestrant to the latest NCCN Guidelines for Breast Cancer. Vepdegestrant was added as a Category 2A treatment option for patients with hormone receptor (HR)-positive/HER2-negative, ESR1-mutated advanced or metastatic breast cancer after at least one line of endocrine therapy + CDK4/6 inhibitor.
Competitive landscape for vepdegestrant
VEPPANU competes with currently approved therapies for ER+/HER2- metastatic breast cancer, including endocrine therapies and selective estrogen receptor degraders (SERDs) such as fulvestrant, elacestrant (Menarini Group/Stemline Therapeutics, Inc.), imlunestrant (Lilly), and investigational agents like camizestrant (AstraZeneca) and giredestrant (Roche/Genentech).
In addition, several investigational agents, including oral SERDs such as camizestrant and giredestrant, are in late-stage clinical development and may represent future competition. The commercial success of vepdegestrant will depend on a number of factors, including efficacy, safety profile, physician and patient acceptance, pricing, reimbursement, competitive products and market access.
VEPPANU commercial activities, including sales and marketing
We expect VEPPANU to become commercially available in mid-August 2026. We plan to leverage our existing commercial infrastructure to support its commercialization and will distribute and market VEPPANU for its FDA-approved indication in adults with ER+/HER2-, ESR1-mutated advanced or metastatic breast cancer.
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
Olutasidenib for mIDH1 AML, Other Hematologic Cancers and HGG
We have a strategic collaboration agreement with MDACC entered in December 2023, to expand our evaluation of olutasidenib in AML and other hematologic cancers with IDH1 mutations. Under such collaboration agreement, we will jointly lead the clinical development efforts with MDACC to evaluate the potential of olutasidenib to treat newly diagnosed and R/R patients with AML and advanced myeloproliferative neoplasms, in combination with other agents. The collaboration will also support the evaluation of olutasidenib as monotherapy in patients with IDH1 mutated CCUS and lower-risk MDS, as well as maintenance therapy following hematopoietic stem cell transplant. The multi-year strategic development alliance continues to support multiple ongoing clinical studies that are open for enrollment. The studies that are currently open for enrollment include: (i) a Phase 1b/2 triplet therapy trial of decitabine and venetoclax in combination with olutasidenib in patients with mIDH1 AML; (ii) a Phase 2 study in patients with IDH1-mutated CCUS, lower-risk MDS and chronic myelomonocytic leukemia (CMML); (iii) a Phase 1/2 study of olutasidenib maintenance therapy following an allogeneic stem cell transplant for patients with IDH1-mutated myeloid malignancies; and (iv) a Phase 2 multi-arm, multi-center, open-label, non-randomized clinical study will evaluate olutasidenib in combination with co-targeted therapies in patients with R/R IDH1-mutated myeloid malignancies harboring activated signaling pathway mutations.
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
Results of Operations
Revenues
The following table summarizes revenues for the periods presented (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Product sales, net	$67,015	$58,948	$8,067	$121,938	$102,498	$19,440
Contract revenues from collaborations and other	11,688	42,737	$(31,049)	15,583	52,520	$(36,937)
Total revenues	$78,703	$101,685	$(22,982)	$137,521	$155,018	$(17,497)

The following table summarizes the percentages of revenues from each of our customers who individually accounted for 10% or more of the total net product sales and revenues from collaborations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
McKesson Corporation	46%	31%	47%	35%
Cencora, Inc.	21%	12%	22%	15%
Cardinal Health, Inc.	*	*	10%	*
Lilly	—%	39%	—%	26%
______________________________________________________________________
*    Denotes less than 10%
Revenue from product sales is related to our sale of our products in the US, net of chargebacks, discounts and fees, government and other rebates and returns. Typically, our first quarter net sales are impacted by the first quarter reimbursement issues such as the resetting of deductibles, co-pays, and other access delays for Medicare patients with plan changes that take effect in January. Consistent with this pattern, our first quarter 2026 net product sales reflected the impact of these seasonal factors, which primarily affected volumes earlier in the year. During the second quarter of 2026, we observed improved trends across our product portfolio compared to the first quarter, as the impact of these seasonal access-related factors moderated.
TAVALISSE net product sales for the three and six months ended June 30, 2026 were $47.4 million and $84.7 million, respectively, an increase of 18% and 24%, respectively, compared to $40.1 million and $68.5 million for the three and six months ended June 30, 2025, respectively. The increase was primarily driven by higher volumes and higher price per bottle, as well as a favorable impact from lower revenue reserves.
REZLIDHIA net product sales for the three and six months ended June 30, 2026 were $8.9 million and $17.0 million, respectively, an increase of 27% and 29%, respectively, compared to $7.0 million and $13.1 million for the three and six months ended June 30, 2025, respectively. The increase was primarily driven by higher volumes and higher price per bottle, partially offset by higher revenue reserves.
GAVRETO net product sales for the three and six months ended June 30, 2026 were $10.7 million and $20.3 million, respectively, a decrease of 10% and 2%, respectively, compared to $11.8 million and $20.8 million for the three and six months ended June 30, 2025, respectively. The decrease was primarily driven by lower volumes and higher revenue reserves, partially offset by higher price per bottle.
Contract revenues from collaborations and other for the three and six months ended June 30, 2026 consisted primarily of revenue from Kissei of $5.8 million and $7.6 million, respectively, related to a milestone payment and sublicense revenue recognized in the second quarter of 2026, and the delivery of drug supplies; revenue from Grifols of $5.0 million and $6.8 million, respectively, related to royalties and delivery of drug supplies; and revenue from Medison of $0.3 million and $0.5 million, respectively, related to royalties and delivery of drug supplies.
Contract revenues from collaborations and other for the three and six months ended June 30, 2025 primarily consisted of $40.0 million of non-cash revenue related to the release of cost share liability from our collaboration with Lilly. In addition, for the three and six months ended June 30, 2025, contract revenues from collaborations and other includes revenue from Grifols of $2.0 million and $6.7 million, respectively, related to royalties and delivery of drug supplies; revenue from Kissei of $0.4 million and $5.1 million, respectively, related to delivery of drug supplies and a milestone payment in the first quarter of 2025; and revenue from Medison of $0.2 million and $0.6 million, respectively, related to royalties and delivery of drug supplies.
We expect that revenue from product sales to increase in the coming quarters due to moving past the seasonal reimbursement issues, continued execution of our commercial strategy, as well as the anticipated commercial launch of VEPPANU in August 2026. However, net product sales may be impacted by the demand from our customers, changes to government and private payor rebate programs, chargeback and discount programs, co-payment assistance programs, and any other rebate and discount programs we may enter in the future. In addition, our future revenues may include payments from our existing and new collaboration partners and government grants.

Cost of Product Sales
The following table summarizes cost of product sales for the periods presented (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Cost of product sales	$8,525	$4,504	$4,021	$13,131	$8,913	$4,218
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
The increase in cost of product sales for the three and six months ended June 30, 2026, compared to the same period in 2025, was primarily driven by increase in product costs of $2.6 million and $2.4 million, respectively, primarily due to the timing of drug supply deliveries to collaboration partners and higher product costs associated with increased product sales, as well as higher royalties of $1.1 million, and $1.6 million, respectively.
Research and Development Expense
The following table summarizes research and development expense for the periods presented (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Research and development expense	$13,961	$6,821	$7,140	$25,637	$15,257	$10,380
Stock-based compensation expense included in research and development expense	$1,908	$517	$1,391	$2,349	$1,389	$960
The increase in research and development expense in the three and six months ended June 30, 2026 compared to the same period in 2025, was primarily due to increased clinical trial related expenses of $2.7 million and $5.2 million, respectively, driven by the timing of clinical development programs, including the progress of activities on our ongoing IRAK1/4 inhibitor program; increased personnel related costs of $2.4 million and $2.2 million, respectively, primarily due to higher stock-based compensation expense and other employee-related costs; $1.5 million for both the three and six months ended June 30, 2026 of research and development expense related to reimbursable development costs under our license agreement with Arvinas and Pfizer; and increases of $0.6 million and $1.4 million, respectively, in other various research and development expenses.
Our research and development expenditures include costs related to preclinical and clinical trials, scientific personnel, supplies, equipment, consultants, sponsored research, stock-based compensation, and allocated facility costs. We expect to continue to incur significant research and development expense as we continue our activities in our clinical studies including IRAK1/4 inhibitor program; our collaborative partnerships with MDACC and CONNECT to conduct evaluation of olutasidenib in other disease areas with IDH1 mutations; and any other clinical programs we may pursue in the future.
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
The following table presents our total research and development expense by category (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,		From January 1, 2007* to
	2026	2025	2026	2025	June 30, 2026
Categories:
Research	$—	$48	$30	$781	$271,148
Development	11,986	6,162	23,095	12,877	635,637
Other	1,975	611	2,512	1,599	284,308
	$13,961	$6,821	$25,637	$15,257	$1,191,093
______________________________________________________________
*We started tracking research and development expense by category on January 1, 2007.
“Other” expenses in the three and six months ended June 30, 2026 consisted of allocated facilities costs of $0.1 million and $0.2 million, respectively, and stock-based compensation expense of $1.9 million and $2.3 million, respectively. “Other” expenses in the three and six months ended June 30, 2025 consisted of allocated facilities costs of $0.1 million and $0.2 million, respectively, and stock-based compensation expense of $0.5 million and $1.4 million, respectively.

Selling, General and Administrative Expense
The following table summarizes selling, general and administrative expense for the periods presented (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Selling, general and administrative expense	$32,642	$29,257	$3,385	$63,293	$56,972	$6,321
Stock-based compensation expense included in selling, general and administrative expense	$4,936	$2,759	$2,177	$7,951	$5,211	$2,740
The increase in selling, general and administrative expense in the three and six months ended June 30, 2026 compared to the same period in 2025 was primarily due to increased personnel-related costs of $2.6 million and $4.2 million, respectively, primarily driven by higher stock-based compensation expense and other employee-related costs; increases in third-party costs and other selling, general and administrative expenses of $0.8 million and $0.6 million, respectively, primarily related to timing of spending on professional services and other general corporate support activities; and higher commercial-related expenses of $1.5 million for the six months ended June 30, 2026, primarily due to the timing of commercial activities. Commercial-related expenses were relatively flat for the three months ended June 30, 2026 compared to the same period in 2025.
We expect to incur significant selling, general and administrative expenses, and expect our commercial related expenses to increase as we continue to expand our commercial activities.
Interest Income and Interest Expense
The following table summarizes interest income and expense for the periods presented (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Interest income	$789	$753	$36	$1,994	$1,344	$650
Interest expense and other	$(779)	$(1,874)	$(1,095)	$(2,212)	$(3,727)	$(1,515)
Interest income reflects returns earned on our cash and investment holdings, while interest expense relates to borrowing costs on our outstanding loans with MidCap. The increase in interest income for the three and six months ended June 30, 2026, compared to the same period in 2025, was primarily driven by higher average investment balances, partially offset by lower interest rates. The decrease in interest expense for the three and six months ended June 30, 2026, compared to the same period in 2025, was primarily due to reduced outstanding debt balance and impact of lower interest associated with the new revolving credit facility, partially offset by a loss on extinguishment attributable to the extinguished portion of the prior term loan.
Income Taxes
The following table summarizes income tax for the periods presented (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Provision for income taxes	$6,295	$369	$5,926	$9,298	$434	$8,864
The quarterly provision for income taxes is determined by applying the estimated annual effective tax rate to the year-to-date pre-tax income, adjusted for any discrete items. The estimated annual effective tax rate is updated at the end of each reporting period.
The provision for income taxes for the three and six months ended June 30, 2026 primarily consisted of federal income tax expense of $5.3 million and $7.7 million, respectively, and estimated state income taxes of $1.0 million and $1.6 million, respectively. Prior to the fourth quarter of 2025, we maintained a full valuation allowance against our deferred tax assets. Although we do not expect to incur federal cash income taxes due to sufficient NOL and research and development credit carryforwards, we recognized federal income tax expense based on the estimated impact of utilizing the deferred tax assets associated with such carryforwards. The total tax expense differs from the amount computed at the federal statutory rate primarily due to certain non-deductible expenses and state income taxes.
For the three and six months ended June 30, 2025, the provision for income taxes primarily consisted of estimated state income taxes. The tax expense differs from the amount computed at the federal statutory rate primarily due to the impact of the valuation allowance and state taxes.
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
Liquidity and Capital Resources
Liquidity
At June 30, 2026 and December 31, 2025, we had approximately $95.3 million and $155.0 million, respectively, in cash, cash equivalents and short-term investments. We continue to maintain investment portfolios primarily in money market funds, US treasury bills, government-sponsored enterprise securities, corporate bonds and commercial paper. Cash in excess of immediate requirements is invested with a focus on liquidity and capital preservation. We view our investments portfolio as available-for-sale and are available for use in current operations. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. We continue to monitor the impact of the changes in the conditions of the credit and financial markets on our investment portfolio and assess if future changes in our investment strategy are necessary.
The following table summarizes our cash flow activity for the periods presented (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash provided by (used in):
Operating activities	$33,378	$29,644
Investing activities	9,478	(33,828)
Financing activities	(22,620)	902
Net increase (decrease) in cash, cash equivalents and restricted cash	$20,236	$(3,282)

Net cash provided by operating activities for the six months ended June 30, 2026 reflected net income, adjusted for non-cash items, partially offset by net cash outflows from changes in working capital. These outflows were primarily driven by increases in accounts receivable due to the timing of collections, higher inventory levels resulting from production build-up, and decreases in liabilities due to the timing of payments, partially offset by decreases in prepaid and other current assets resulting from the transfer of advance payments to contract manufacturers to inventory. In comparison, net cash provided by operating activities for the six months ended June 30, 2025 reflected net income, adjusted for non-cash items, partially offset by net cash outflows from changes in working capital. These outflows were primarily driven by increases in inventory due to production build-up and increases in prepaid and other current assets due to advance payments to contract manufacturers, partially offset by increases in liabilities due to the timing of payments.
Net cash provided by investing activities for the six months ended June 30, 2026 consisted of net maturities and sales of short-term investments of $79.8 million, partially offset by payments for acquisition of intangible assets of $70.3 million. In comparison, net cash used in investing activities for the six months ended June 30, 2025 comprised net purchases of short-term investments of $33.8 million.
Net cash used in financing activities for the six months ended June 30, 2026 consisted primarily of the repayment of term loan and related fees of $55.3 million, payments of $4.3 million for repurchases of common stock in connection with employee tax withholding on RSU vesting, and $5.0 million payment of closing purchase price related to asset acquisition with Blueprint. These outflows were partially offset by the $39.7 million net proceeds from revolving facility and $2.2 million of net proceeds from the issuance of common stock under equity plans. In comparison, net cash provided by financing activities for the six months ended June 30, 2025 consisted of $0.9 million of net proceeds from issuance of common stock under equity plans.
We believe that our existing capital resources will be sufficient to support our current and projected funding requirements, including the continued commercialization of our products, through at least the next 12 months from this Form 10-Q filing date. This assessment includes our anticipated funding requirements related to VEPPANU, including planned commercialization and launch activities, transition activities under our license agreement with Arvinas and Pfizer, expected inventory purchases and our obligation to contribute toward certain ongoing development activities. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with commercializing a product, the development of our product candidates and other research and development activities, we are unable to estimate with certainty our future product revenues, our revenues from our current and future collaborative partners, the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials and other research and development activities.
Capital Resources
We finance our operations primarily through sales of our products, and contract payments under our collaboration agreements, as well as through equity securities and debt financing.
Under our existing collaboration agreements entered in the ordinary course of business, we have received, and may in the future receive upfront cash payments, payments contingent upon the achievement of specified events by our partners, and royalties on net sales of products sold by such partners under the agreements. The total potential future contingent payments due to us under these agreements are approximately $652.1 million. This amount excludes terminated programs including the termination of the Lilly Agreement, and assumes achievement of all applicable milestones under the existing agreements. The estimate excludes any potential royalties that may be payable to us if our partners successfully commercialize licensed products. Potential future milestone payments under these agreements are contingent solely upon our partners’ future efforts and the achievement of specified development, regulatory, and commercial milestones. See further discussion in “Note 4 – Sponsored Research and License Agreements” to our “Notes to Condensed Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.
We have an Open Market Sale Agreement with Jefferies LLC (Jefferies), as a sole agent, entered on August 4, 2020, and amended and restated on August 2, 2024. Pursuant to such Open Market Sale Agreement, we may sell from time to time, through Jefferies, shares of our common stock in sales deemed to be “at-the-market offerings” as defined in Rule 415 under the Securities Act, subject to conditions specified in the Open Market Sale Agreement, including maintaining an effective registration statement covering the sale of shares under the Open Market Sale Agreement. We have an active Registration Statement filed with the SEC, which registered, among other securities, a base prospectus which covers the offering, issuance, and sale by us of up to $250.0 million in the aggregate of the securities identified from time to time in one or more offerings, which include the $100.0 million of shares of our common stock that may be offered, issued and sold under the Open Market Sale Agreement. At June 30, 2026, we have not sold any shares of common stock under such Open Market Sale Agreement.
We had a Credit Agreement with MidCap that provided for $60.0 million term loan credit facility. On May 5, 2026, we terminated the term loan credit facility and repaid all outstanding borrowings therein, including the applicable prepayment premiums, accrued interest and final payment fees, using cash on hand. Concurrently, we entered into a new Credit Agreement with MidCap, which provides for a revolving credit facility with a maximum borrowing capacity of $40.0 million, with an option to increase to $60.0 million, subject to customary conditions. Availability under the revolving credit facility is subject to a borrowing base based primarily on eligible accounts receivable and inventory. While the revolving credit facility enhances our financial flexibility to support operations and working capital needs, our liquidity is dependent on the level of borrowing base availability. At June 30, 2026, we had an outstanding borrowing of $40.0 million under the revolving credit facility, consisting of an initial draw of $8.0 million following the execution of the new Credit Agreement in May 2026 and an additional draw of $32.0 million in June 2026. In July, 2026, we repaid $32.0 million of the outstanding borrowings under the revolving credit facility. Following the repayment, $8.0 million remained outstanding under the facility. We may borrow or repay amounts under the facility from time to time based on our operating needs, working capital requirements, cash management objectives and overall liquidity planning. Accordingly, our outstanding borrowings and related cash balances may vary during a reporting period, and period-end balances may not be indicative of balances at other times during the period.
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
In the ordinary course of business, we enter into agreements with contract manufacturers to manufacture our inventory products. These agreements generally include termination provisions that may require us to pay cancellation fees, which vary depending on the timing of termination and may equal up to the full value of the work order. In October 2024, we entered into an agreement with a third-party contract manufacturer to manufacture TAVALISSE, with deliveries expected from 2026 through 2029. At June 30, 2026, the contractual obligation not included in our financial statements related to an agreement that may potentially be subjected to cancellation fees were approximately $16.3 million, of which, $2.5 million is expected to be due in the remainder of 2026, and $9.5 million is expected to be due in 2027 and 2028. At June 30, 2026, we have not incurred any cancellation fees under our agreements with contract manufacturers. In addition, as contemplated by the license agreement with Arvinas and Pfizer, in July 2026, we entered into a manufacturing and supply agreement with Pfizer for the commercial manufacture and supply of VEPPANU. The agreement includes certain minimum purchase obligations on a take-or-pay basis, with expected purchases from 2026 through 2030. If we do not satisfy the applicable minimum purchase commitments within the required time periods, we may be required to make payments to Pfizer with respect to those commitments, as provided in the agreement. The estimated contractual obligation not included in our financial statements related to this agreement was approximately $26.8 million. Of this amount, approximately $4.6 million is expected to be due in the remainder of 2026 and $11.0 million is expected to be due in 2027 and 2028, with the remaining amount expected to be due thereafter through 2030.
As discussed in “Note 5 – In-licensing and Acquisition” to our “Notes to Condensed Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q, pursuant to our license agreement with Arvinas and Pfizer, we may be required to make certain additional payments, including license fees payable upon the successful completion of certain transition activities, regulatory and commercial milestone payments, royalties on net sales, as well as payments related to sublicensing arrangements.
Also, as discussed in detail in “Note 5 – In-licensing and Acquisition” of our “Notes to Condensed Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, pursuant to our license and transition services agreement with Forma, Forma is entitled to potential development and regulatory milestone payments and tiered royalty payments on net sales as well as certain portion of sublicensing revenue. In connection with our sublicensing agreements with Kissei and Dr. Reddy’s, Forma is entitled to a portion of the sublicensing revenue we receive under those agreements.

Additionally, as discussed in detail in “Note 5 – In-licensing and Acquisition” of our “Notes to Condensed Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, pursuant to an Asset Purchase Agreement with Blueprint, Blueprint is entitled to potential commercial and regulatory milestone payments, as well as tiered royalty payments.
As discussed above, we have the revolving credit facility with MidCap under our new Credit Agreement. The revolving credit facility has a five-year term and bears interest at a rate equal to one-month SOFR, subject to a 2.00% floor, plus an applicable margin of 4.00%. The obligations under the revolving credit facility are secured by a first-priority security interest in substantially all of our assets, including our intellectual property. The new Credit Agreement also requires us to pay customary fees, including an unused commitment fee, administrative fees and, during an initial period, prepayment premiums. Accordingly, our material cash requirements include interest payments on any outstanding borrowings under the revolving credit facility, as well as related fees and potential prepayment premiums, which may vary based on utilization levels and prevailing interest rates.
At June 30, 2026, we have a contractual commitment related to our leased facility, which lease will expire in July 2027. Our remaining lease commitment was approximately $0.8 million, of which $0.7 million is due within the next 12 months.
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
Item 3.  Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities related to our investments and borrowings. There were no material changes to our quantitative and qualitative disclosures about market risks during the six months ended June 30, 2026 as disclosed in “Item 7A. Quantitative and Qualitative Disclosures About Market Risks” of our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Changes in Internal Controls. There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2026 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
•We may encounter significant challenges in transitioning development, regulatory, manufacturing and commercialization responsibilities for VEPPANU (vepdegestrant) from Arvinas and Pfizer, and our reliance on third parties for supply, manufacturing and ongoing development activities could adversely affect our ability to successfully launch, commercialize and realize the anticipated benefits of the license agreement.
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
Apart from our discovery efforts, we continue to seek to broaden and diversify our product portfolio through acquisition or in-licensing of a product. This strategy is dependent on our ability to successfully identify and acquire or in-license relevant product candidates. In July 2022, we entered into a license and transition services agreement with Forma for an exclusive license to develop, manufacture and commercialize olutasidenib, a proprietary inhibitor of mIDH1, for any uses worldwide, including for the treatment of AML and other malignancies. In December 2022, the FDA approved REZLIDHIA capsules for the treatment of adult patients with R/R AML with a susceptible IDH1 mutation as detected by an FDA-approved test. REZLIDHIA is our second commercial product and we believe it is highly synergistic with our existing hematology-oncology focused commercial and medical affairs infrastructure. Further, in February 2024, we entered into an Asset Purchase Agreement with Blueprint to purchase certain assets comprising the right to research, develop, manufacture and commercialize GAVRETO, Blueprint’s proprietary RET inhibitor of tyrosine kinase for the treatment of metastatic RET fusion-positive NSCLC and advanced thyroid cancer, in the US. Simultaneously and in connection with entering into the asset purchase agreement, we also entered into certain supporting agreements with Blueprint, including a customary transition agreement, pursuant to which, during a transition period, Blueprint will transition regulatory and distribution responsibility for pralsetinib to us. In June 2024, we announced the completion of the transfer of GAVRETO NDA to us, and GAVRETO became commercially available from us in the US by prescription. In May 2026, we entered into an exclusive global license agreement with Arvinas and Pfizer, which agreement became effective in June 2026 following the early termination of the waiting period under the HSR Act. Pursuant to our license agreement with Arvinas and Pfizer, we obtained exclusive global rights to develop, manufacture and commercialize VEPPANU (vepdegestrant), the first and only FDA-approved oral PROTAC, for the treatment of adults with ER+/HER2-, ESR1-mutated advanced or metastatic breast cancer following endocrine therapy.
The acquisition, asset purchase and in-licensing of products and product candidates is a highly competitive area, and many other companies are pursuing the same or similar product candidates to those that we may consider attractive. In particular, larger companies with more well-established and diverse revenue streams may have a competitive advantage over us due to their size, financial resources and more extensive clinical development and commercialization capabilities. Furthermore, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. The success of this strategy depends partly upon our ability to identify, select and acquire or in-license promising product candidates and technologies. The process of proposing, negotiating and implementing a license or acquisition of a product candidate is lengthy and complex, and we may be unable to in-license or acquire the rights to any such products, product candidates or technologies from third parties for several reasons. We may also be unable to in-license or acquire additional relevant product candidates on acceptable terms. Further, even if we identify acquisition or in-licensing targets, we may not be able to complete the transactions or we may determine after due diligence investigation not to pursue identified targets. Even if we succeed in our efforts to obtain rights to suitable product candidates, the success of our investments in these areas, our investment strategy will remain subject to the inherent risks associated with the development and commercialization of the product, and with the competitive business environment in which we operate.
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
We may encounter significant challenges in transitioning development, regulatory, manufacturing and commercialization responsibilities for VEPPANU (vepdegestrant) from Arvinas and Pfizer, and our reliance on third parties for supply, manufacturing and ongoing development activities could adversely affect our ability to successfully launch, commercialize and realize the anticipated benefits of the license agreement.*
In May 2026, we entered into a license agreement with Arvinas and Pfizer, which agreement became effective on June 11, 2026 upon the early termination of the waiting period under the HSR Act, to develop, manufacture and commercialize VEPPANU, the first and only FDA-approved oral PROTAC, for the treatment of adults with ER+/HER2-, ESR1-mutated advanced or metastatic breast cancer with disease progression following at least one line of endocrine therapy, and vepdegestrant-containing products. Under the license agreement, we are responsible for the US launch and commercialization of VEPPANU and received global rights to develop and commercialize the product, including the ability to sublicense rights. Although VEPPANU has received FDA approval for the treatment of adults with ER+/HER2-, ESR1-mutated advanced or metastatic breast cancer, there can be no assurance that we will successfully complete the transition of responsibilities from Arvinas and Pfizer, successfully commercialize VEPPANU, obtain and maintain favorable reimbursement and market access, or achieve the anticipated commercial benefits of the transaction.

The transfer of regulatory filings, clinical data, manufacturing processes, supply chain arrangements, pharmacovigilance systems and other technical know-how is complex and may be delayed, incomplete or unsuccessful.

Pursuant to the license agreement, Arvinas and Pfizer will continue to be responsible for specified ongoing development, regulatory, manufacturing and transition activities. We are obligated to reimburse development costs incurred by the Arvinas and Pfizer in connection with the ongoing studies, subject to an aggregate funding cap of $40.0 million and specified cumulative annual and quarterly funding caps through 2029. Arvinas and Pfizer are obligated, to the extent permitted by applicable law and in accordance with agreed transition plans, to transfer and assign specified regulatory materials, manufacturing information and related know-how to us upon completion of certain transition activities. Prior to the completion of these transition activities, Arvinas and Pfizer retain primary responsibility for specified development activities and regulatory strategy, including certain clinical trials, post-marketing commitments and interactions with regulatory authorities, which limits our ability to influence key decisions regarding development plans, manufacturing, labeling, promotional strategy, lifecycle management and regulatory submissions. Their priorities and strategic objectives may differ from ours, and they may make decisions with which we disagree or that are not aligned with our anticipated commercialization plans.
Prior to the completion of the transition activities, we expect to rely substantially on Arvinas and Pfizer for clinical and commercial supply, manufacturing operations and related technical know-how. Following completion of the transition activities, we expect to assume responsibility for manufacturing and supply activities for VEPPANU, including through third-party contract manufacturers, suppliers and service providers. We may not be able to enter into or maintain such arrangements on commercially reasonable terms or at all. This structure exposes us to numerous risks, including delays in technology transfer, difficulties transferring manufacturing processes and analytical methods, limited manufacturing capacity, supply chain disruptions, shortages of raw materials or components, failure to maintain product quality or comply with applicable regulatory requirements, challenges in scaling commercial manufacturing processes and reliance on single-source or limited-source suppliers.
We and our third-party manufacturers and suppliers are subject to ongoing regulatory oversight by the FDA and other regulatory authorities, including compliance with current good manufacturing practices. Regulatory authorities may also conduct inspections of manufacturing facilities, and any deficiencies identified during such inspections could result in delays or interruptions in supply or commercialization. Any failure by Arvinas, Pfizer or any third-party manufacturer or supplier to comply with applicable regulatory requirements or to perform as required could result in product recalls, manufacturing delays, supply interruptions, warning letters, import or export restrictions, consent decrees or other enforcement actions. In addition, if we are unable to establish and maintain manufacturing arrangements on commercially reasonable terms, successfully transfer manufacturing responsibilities, maintain adequate commercial supply, or effectively manage our supply chain, we may experience delays or interruptions in commercialization, increased costs, lost revenue opportunities or damage to our reputation.

In addition, we may face operational challenges integrating VEPPANU into our organization, including establishing and scaling the infrastructure, systems and personnel necessary to support commercialization, manufacturing oversight, medical affairs, market access, reimbursement, pharmacovigilance and ongoing regulatory compliance obligations associated with a newly launched oncology product. We may also encounter challenges related to supply continuity, manufacturing validation, physician adoption, market acceptance, pricing and reimbursement, competition from existing or future therapies, and the successful execution of commercialization activities.

If we are unable to successfully complete the transition activities, effectively launch and commercialize VEPPANU, maintain adequate supply, satisfy applicable post-marketing regulatory requirements, achieve favorable reimbursement or physician adoption, or otherwise realize the anticipated benefits of the license agreement, our business, financial condition, results of operations and growth prospects could be materially adversely affected.

In addition, the license agreement includes significant financial obligations, including milestone payments and tiered royalties on net sales, which may reduce the profitability of VEPPANU and could adversely affect our operating results. The license agreement also contains certain ongoing compliance obligations relating to anti-corruption, global trade controls and sanctions compliance applicable to us and certain third parties acting on our behalf. Certain breaches of these obligations are subject to expedited termination provisions. Although we have compliance processes designed to support these obligations and believe the likelihood of termination under these provisions is remote, any failure to comply with these contractual requirements could result in loss of rights under the license agreement or other adverse consequences.

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
Certain of our commercial agreements also impose contractual compliance obligations relating to anti-corruption, global trade controls and sanctions compliance that apply to us and, in some cases, to affiliates, sublicensees, contractors and other third parties acting on our behalf. Although we have compliance processes designed to support these obligations, any material failure to satisfy these contractual requirements could adversely affect our contractual rights under such agreements, in addition to any applicable regulatory consequences.
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
On June 28, 2024, the US Supreme Court issued an opinion in Loper Bright Enterprises v. Raimondo holding that courts reviewing agency action pursuant to the Administrative Procedure Act (APA) “must exercise their independent judgment” and “may not defer to an agency interpretation of the law simply because a statute is ambiguous.” The decision impacted how lower courts evaluate challenges to agency interpretations of law, including those by HHS, CMS, FDA and other agencies with significant oversight of the biopharmaceutical industry. This new framework may result in an increase in both the frequency of such challenges and their odds of success by eliminating one way in which the government previously prevailed in such cases. As a result, significant regulatory policies are subject to increased prospects of litigation and judicial scrutiny.
In addition, federal agency activities, priorities, leadership, policies, rulemaking, communications, spending and staffing has been significantly impacted by changes in presidential administrations and legislative developments. For example, the current US presidential administration has committed to significantly reduce government spending through cuts to federal healthcare programs and reductions in the workforces of key government agencies, such as HHS, FDA, and CMS. Further efforts by the current administration to reduce federal spending may result in reductions to agency budgets, employees, and operations, which may lead to slower response times, less guidance and longer review periods, potentially affecting our ability to progress development of our product candidates or obtain regulatory approval for our product candidates. The administration and agencies have also made abrupt announcements about new or changed regulatory policies, such as policies related to use of AI to review product applications. These developments may lead to greater uncertainty regarding FDA policies, slower response times, longer review periods, unexpected delays, increased costs, or other negative impacts on our business that are difficult to predict. These changes may potentially affect our ability to progress development of our product candidates or obtain regulatory approval for our product candidates.
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
The FDCA requires that an applicant for approval of a generic form of a branded drug certifies either that its generic product does not infringe any of the patents listed by the owner of the branded drug in the FDA’s Orange Book or that those patents are not enforceable. This process is known as a paragraph IV challenge. Upon notice of a paragraph IV challenge, a patent owner has 45 days to bring a patent infringement suit in federal district court against the company seeking ANDA approval of a product covered by one of the owner’s patents. If this type of suit is commenced, the FDCA provides a 30-month stay on the FDA’s approval of the competitor’s application. If the litigation is resolved in favor of the ANDA applicant or the challenged patent expires during the 30-month stay period, the stay is lifted, and the FDA may thereafter approve the application based on the standards for approval of ANDAs. Once an ANDA is approved by the FDA, the generic manufacturer may market and sell the generic form of the branded drug in competition with the branded medicine.
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
Finally, we may be affected by developments relating to the 340B Drug Pricing Program (340B Program). Multiple states have recently enacted or are currently considering laws that require manufacturers to ship 340B drugs to certain contract pharmacies and impose various civil and criminal penalties on manufacturers that do not comply. These laws have been challenged in federal court and many of the cases are pending. HHS also issued a final rule on procedures for the 340B Program’s administrative dispute resolution (ADR) process in April 2024 and ADR decisions have been posted on HRSA's website. Additionally, under the Trump administration, several changes to the 340B program have been considered, including a proposal in the President’s 2027 budget to shift oversight of the 340B program from the HRSA to CMS. Moreover, after withdrawing a prior program, HSRA is expected to announce a new 340B Rebate Model Pilot Program that will be open to a selected group of drugs and manufacturers as a notice regarding the program is currently under review. CMS has also proposed new reporting requirements for 340B covered entities that purchase drugs that are also covered under Medicare Part D, among other reporting requirements, and has proposed significant cuts to reimbursement for 340B drugs paid under the Medicare Hospital Outpatient Prospective Payment System. Congress has also introduced 340B reform legislation. It is unclear how the pending litigation, proposed legislation, or future administrative actions relating to the 340B Program will impact our business.

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
We have indebtedness in the form of a revolving credit facility pursuant to the Credit Agreement with MidCap, which could adversely affect our financial condition and our ability to respond to changes in our business. Further, if we are unable to satisfy certain conditions of the Credit Agreement, we will be unable to draw down the remainder of the facility.*
We had a Credit Agreement with MidCap which provided for a $60.0 million term loan credit facility. On May 5, 2026, we terminated the term loan facility and we repaid all outstanding borrowings thereunder, including applicable prepayment premiums, accrued interest and final payment fees. Concurrently, we entered into a new Credit Agreement with MidCap providing for a revolving credit facility with a maximum borrowing capacity of $40.0 million, with an option to increase to $60.0 million, subject to customary conditions. At June 30, 2026, we had an outstanding borrowing of $40.0 million under the revolving credit facility, consisting of an initial draw of $8.0 million following the execution of the new Credit Agreement in May 2026 and an additional draw of $32.0 million in June 2026. In July 2026, we repaid $32.0 million of the outstanding borrowings under the revolving credit facility. Following the repayment, $8.0 million remained outstanding under the facility. We may borrow or repay amounts under the facility from time to time based on our operating needs, working capital requirements, cash management objectives and overall liquidity planning. Accordingly, our outstanding borrowings and related cash balances may vary during a reporting period, and period-end balances may not be indicative of balances at other times during the period.
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

The revolving credit facility bears interest at a variable rate based on SOFR, subject to a floor, which exposes us to the risk of increased interest expense in a rising interest rate environment. The new Credit Agreement contains affirmative and restrictive covenants, including financial covenants. These and other terms must be monitored closely for compliance and could restrict our ability to grow our business or enter into transactions that we believe would be beneficial to our business.
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
The new Credit Agreement contains provisions that could result in an event of default, including a mandatory prepayment provision that gives MidCap and/or its agent the right to demand payment of any outstanding borrowings, together with applicable interest and fees, upon the occurrence of an event of default. If we fail to comply with the covenants or other requirements under the revolving credit facility, an event of default could occur, which could result in the acceleration of any outstanding borrowings and the exercise of remedies by the lender, including foreclosure on substantially all of our assets. We may not have sufficient available cash or be able to obtain financing at the time we are required to repay amounts outstanding under the new Credit Agreement.
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
For the three and six months ended June 30, 2026, in 2025 and 2024, we recognized income from operations primarily due to net product sales and collaboration revenues, partially offset by our operating expenses. Historically, we have incurred losses from operations each year since we were incorporated in June 1996 other than in fiscal year 2010, due in large part to the significant research and development expenditures and costs of our ongoing commercial efforts. Although we are now recognizing income from operations, there can be no assurance that we will continue to generate annual operating income in the foreseeable future. Currently, our potential sources of revenues include sales of our products, as well as upfront, milestones and royalty payments pursuant to our collaboration arrangements, all of which may never materialize if sales of our products decline or if our collaboration partners do not achieve certain events or generate net sales to which these contingent payments are dependent on. If our future drug candidates fail or do not gain regulatory approval, or if our drugs do not achieve sustainable market acceptance, we may not be profitable. At June 30, 2026, we had an accumulated deficit of approximately $997.1 million. The extent of our future losses or profitability, if any, is uncertain.
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
Each of our collaborations could be terminated by the other party at any time, and we may not be able to renew these collaborations on acceptable terms, if at all, or negotiate additional corporate collaborations on acceptable terms, if at all. If these collaborations terminate or are not renewed, any resultant loss of revenues from these collaborations or loss of the resources and expertise of our collaborative partners could adversely affect our business. For example, in April 2026, we received written notice from Lilly of its election to terminate the Lilly Agreement, which became effective June 15, 2026. Following termination of the Lilly Agreement, including the prior termination of the CNS disease program effective in November 2025, we do not expect to receive future milestones or royalties under the Lilly Agreement.
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
To date, a portion of our revenues has been generated under our collaborative and license agreements through upfront and milestone payments, royalties on commercial product sales, and sales of drug product and drug supplies to our collaborative partners. Following the completion of the research or transition phase of each collaborative agreement, additional revenues may come only from payments triggered by milestones and/or the achievement of other contingent events, and royalties, which may not be paid, if at all, until certain conditions are met. This risk is heightened due to the fact that unsuccessful research efforts may preclude us from receiving any contingent payments under these agreements. Our receipt of revenues from collaborative arrangements is also significantly affected by the timing of efforts expended by us and our collaborators and the timing of lead compound identification. We have received payments from our collaborations including Lilly, Grifols, Kissei, Medison, Knight, Dr. Reddy's, BerGenBio, and Daiichi. Under several agreements, future payments may not be earned until the collaborator has advanced product candidates into clinical testing, which may never occur or may not occur until sometime well into the future. If we are not able to generate revenue under our collaborations when and in accordance with our expectations or the expectations of industry analysts, this failure could harm our business and have an immediate adverse effect on the trading price of our common stock.
We recognize revenue from royalties and licensing agreements. However, the amount and timing of such revenue depend on factors outside of our control, including the commercial success of products marketed by our collaborators, market acceptance, pricing and reimbursement, competition, regulatory developments and our collaborators' commercialization efforts. As a result, royalty and other collaboration revenues may fluctuate significantly from period to period, and we cannot assure you that these revenues will increase or be sustained.
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
The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. Many of the drugs that we are attempting to discover will be competing with existing therapies. In addition, a number of companies are pursuing the development of pharmaceuticals that target the same diseases and conditions that we are targeting. For example, the commercialization of new pharmaceutical products is highly competitive, and we face substantial competition with respect to our products in which there are existing therapies and drug candidates in development for the treatment of hematologic disorders and cancer that may be alternative therapies to our products. Many of our competitors, including a number of large pharmaceutical companies that compete directly with us, have significantly greater financial resources and expertise commercializing approved products than we do. Also, many of our competitors are large pharmaceutical companies that will have a greater ability to reduce prices for their competing drugs in an effort to gain market share and undermine the value proposition that we might otherwise be able to offer to payors. We face, and will continue to face, intense competition from pharmaceutical and biotechnology companies, as well as from academic and research institutions and government agencies, both in the US and abroad. Some of these competitors are pursuing the development of pharmaceuticals that target the same diseases and conditions as our research programs. Our competitors including fully integrated pharmaceutical companies, have extensive drug discovery efforts and are developing novel small-molecule pharmaceuticals. We also face significant competition from organizations that are pursuing the same or similar technologies, including the discovery of targets that are useful in compound screening, as the technologies used by us in our drug discovery efforts.
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
Because we will continue to need additional capital in the future to continue to expand our business, we may conduct additional equity offerings. We have an Open Market Sale Agreement with Jefferies entered on August 4, 2020, and amended and restated on August 2, 2024, pursuant to which, we may sell from time to time, through Jefferies, shares of our common stock in sales deemed to be “at-the-market offerings” as defined in Rule 415 under the Securities Act, subject to conditions specified in the Open Market Sale Agreement. On August 2, 2024, we filed a shelf registration statement with the SEC to register the offering, issuance and sale by us of up to $250.0 million in the aggregate of securities identified from time to time in one or more offerings, including up to $100.0 million of shares of our common stock that may be offered, issued and sold under the Open Market Sale Agreement. As of June 30, 2026, we have not sold any shares of common stock under the Open Market Sale Agreement.
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
Recent healthcare reform measures, including the Inflation Reduction Act and changes to government healthcare programs, could adversely affect our business. US federal and state healthcare reforms have resulted in, and are expected to continue to result in, significant changes to the pricing, reimbursement and coverage of pharmaceutical products. For example, the Inflation Reduction Act (IRA) allows Medicare to negotiate prices for certain drugs, imposes inflation-based rebates for products covered under Medicare Parts B and D, and redesigns the Medicare Part D benefit in ways that increase financial obligations for manufacturers, while the elimination of the Medicaid drug rebate cap may increase our rebate liability. Additionally, OBBBA broadened the scope of IRA’s exclusion of certain orphan drugs from price negotiations. These and other reforms may reduce the prices we can charge for our products, increase our rebate and discount obligations, and negatively affect reimbursement, which could adversely impact our revenues, margins and operations. The full impact of these measures, as well as potential future legislative, regulatory or judicial developments, remains uncertain and could materially and adversely affect our business, financial condition, results of operations and prospects.
Other proposed administrative actions may affect our government pricing responsibilities. For example, there are pending legal and legislative developments relating to the 340B Drug Pricing Program, including ongoing litigation challenging federal enforcement actions against manufacturers and recently introduced and enacted state legislation. It remains to be seen how these drug pricing initiatives will affect the broader pharmaceutical industry. Although none of our products are currently subject to Medicare price negotiation under the IRA, the program is expected to expand to additional drugs in future years. If any of our products were selected for negotiation, the negotiated prices could be significantly lower than the prices we currently receive, which could materially reduce our revenues and profitability.
The current presidential administration has also signaled its intent to pursue healthcare reform measures, including those aimed at reducing prescription drug prices. For example, President Trump signed an order on May 12, 2025 that aimed to establish a most favored nation (MFN) drug pricing policy to tie US drug prices to the prices paid for drugs in other countries. Since the May 12, 2025 MFN executive order, the Trump administration has continued to exert pressure on drug manufacturers to implement MFN pricing. Over a dozen large pharmaceutical manufacturers have entered into voluntary agreements with the Trump Administration to offer lower prices for their drugs. Additionally, CMS has taken action to implement the administration’s MFN pricing policy, including by announcing a new voluntary payment model where drug manufacturers may offer supplemental rebates to participating state Medicaid programs to provide such Medicaid programs with a “most favored nation” price for participating manufacturers’ products, as well as proposing mandatory payment models where, if finalized, manufacturers of certain Medicare Part B and Medicare Part D drugs would be assessed rebates if the prices for such products exceed those paid in economically comparable countries. The Trump administration also announced the launch of a new direct-to-consumer website in February 2026 that is intended to make certain drugs available to consumers at significant discounts. It remains to be seen how these drug pricing initiatives will affect the broader pharmaceutical industry.
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
We cannot predict the likelihood, nature, or extent of health reform initiatives that may arise from future legislation or administrative action. However, we expect these initiatives to increase pressure on drug pricing. Further, certain broader legislation that is not targeted at the healthcare industry may nonetheless adversely affect our profitability. If we or any third parties we may engage are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, our product candidates may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability.
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
There were no sales of unregistered equity securities during the three months ended June 30, 2026.

Issuer Purchases of Equity Securities

The following table summarizes repurchases of our common stock during the three months ended June 30, 2026:

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs
April 1 - April 30	101	$27.50	—	—
May 1 - May 31	630	$30.77	—	—
June 1 - June 30	16,373	$29.86	—	—

(1) Represents shares withheld by us to satisfy tax withholding obligations in connection with the vesting of RSUs. These share repurchases were not made pursuant to a publicly announced share repurchase program.

Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
Not applicable.

Item 5.  Other Information
Securities Trading Plans of Directors and Executive Officers
During the three months ended June 30, 2026, no directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended.

Credit and Security Agreement

As previously disclosed in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, on May 5, 2026, the Company entered into a Credit and Security Agreement with MidCap Financial Trust providing for a revolving credit facility with an initial maximum borrowing capacity of $40.0 million, with an option to increase the facility to $60.0 million, subject to customary conditions, and simultaneously terminated its prior term loan credit facility. Availability under the revolving credit facility is subject to a borrowing base based primarily on eligible accounts receivable and inventory. The revolving credit facility has a five-year term and bears interest at a rate equal to one-month SOFR, subject to a 2.00% floor, plus an applicable margin of 4.00%. The obligations under the revolving credit facility are secured by a first-priority security interest in substantially all of the Company's assets, including our intellectual property. The revolving credit facility includes customary fees, including an unused commitment fee, administrative fee and prepayment premiums during the initial period. The revolving credit facility contains customary covenants that, among other things, require the Company to deliver financial reports at specified times and maintain minimum liquidity and trailing twelve month product revenue. The minimum product revenue covenant is tested only during periods when the liquidity falls below specified thresholds. All unpaid principal and accrued interest is due and payable in full no later than May 31, 2031. The Company made an initial draw of $8.0 million on May 5, 2026 and an additional draw of $32.0 million on June 29, 2026. The foregoing description of the Credit and Security Agreement is not intended to be complete and is qualified in its entirety by reference to the Credit and Security Agreement, a copy of which is filed as Exhibit 10.4 to this quarterly report on Form 10-Q.
Item 6.  Exhibits
The exhibits listed on the accompanying index to exhibits are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation (filed as an exhibit to Rigel’s Current Report on Form 8-K, dated June 24, 2003 and incorporated herein by reference).

3.2	Amended and Restated Bylaws (filed as an exhibit to Rigel’s Current Report on Form 8-K, dated November 3, 2022 and incorporated herein by reference).

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (filed as an exhibit to Rigel’s Current Report on Form 8-K, dated May 29, 2012 and incorporated herein by reference).

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (filed as an exhibit to Rigel’s Current Report on Form 8-K, dated May 18, 2018 and incorporated herein by reference).

3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (filed as an exhibit to Rigel’s Current Report on Form 8-K, dated June 27, 2024 and incorporated herein by reference).

4.1	Form of warrant to purchase shares of common stock (filed as an exhibit to Rigel’s Registration Statement on Form S-1, filed on September 15, 2000, as amended and incorporated herein by reference).

4.2	Specimen Common Stock Certificate (filed as an exhibit to Rigel’s Current Report on Form 8-K dated June 24, 2003 and incorporated herein by reference).

10.1#+	Rigel Pharmaceuticals, Inc. 2018 Equity Incentive Plan, as amended.

10.2#+	Rigel Pharmaceuticals, Inc. Inducement Plan, as amended.

10.3#+	Rigel Pharmaceuticals, Inc. 2000 Employee Stock Purchase Plan, as amended.

10.4#^
Amended and Restated Credit, Security and Guarantee Agreement, dated May 5, 2026, among Rigel Pharmaceuticals, Inc., and MidCap Funding IV Trust, as agent and lender, and the additional lenders from time to time party thereto.

10.5#^
Amendment 1 to Amended and Restated Credit, Security and Guarantee Agreement, dated May 11, 2026, among Rigel Pharmaceuticals, Inc., and MidCap Funding IV Trust, as agent and lender, and the additional lenders from time to time party thereto.

10.6#^	License Agreement, dated May 11, 2026, among Rigel Pharmaceuticals, Inc., Arvinas, Inc., Arvinas Operations, Inc., Arvinas Estrogen Receptor, Inc., and Pfizer Inc.

19.1#	Rigel Pharmaceuticals, Inc. Insider Trading Policy, as amended and restated.

31.1#	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2#	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1#*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
______________________________________________________________________
#    Filed herewith.
+    Indicates a management contract or compensatory plan or arrangement.
^    Certain marked information has been omitted from this exhibit because it is both not material and is the type that the registrant treats as private and confidential.
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

RIGEL PHARMACEUTICALS, INC.

By:	/s/ RAUL R. RODRIGUEZ
Raul R. Rodriguez
Chief Executive Officer (Principal Executive Officer)
Date:	August 4, 2026

By:	/s/ DEAN L. SCHORNO
Dean L. Schorno
Chief Financial Officer (Principal Financial Officer)
Date:	August 4, 2026