Form 10-Q
period 2026-09-30
RIGEL PHARMACEUTICALS INC
filed 2026-11-05
CIK 1034842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
At November 2, 2026, there were 18,829,972 shares of the registrant’s Common Stock outstanding.

RIGEL PHARMACEUTICALS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
RIGEL PHARMACEUTICALS, INC.
CONDENSED BALANCE SHEETS
(In thousands)

	September 30, 2026	December 31, 2025 ⁽¹⁾
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$46,646	$40,580
Short-term investments	52,659	114,375
Accounts receivable, net	56,458	51,763
Inventories	15,805	11,506
Prepaid and other current assets	16,956	21,942
Total current assets	188,524	240,166
Intangible assets, net	94,586	24,748
Deferred income tax asset	234,528	245,852
Operating lease right-of-use assets	504	920
Other assets	5,735	1,908
Total assets	$523,877	$513,594
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,442	$7,191
Accrued compensation	10,128	11,914
Accrued research and development	11,530	5,524
Acquisition-related liabilities	—	5,000
Revenue reserves and refund liability	26,809	27,716
Loans payable, net, current	7,236	29,812
Other accrued liabilities	11,069	11,466
Lease liabilities, current	556	614
Total current liabilities	78,770	99,237
Lease liabilities, non-current	—	395
Loans payable, net, non-current	—	22,482
Total liabilities	78,770	122,114
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock	19	18
Additional paid-in capital	1,429,308	1,414,322
Accumulated other comprehensive (loss) income	(308)	181
Accumulated deficit	(983,912)	(1,023,041)
Total stockholders’ equity	445,107	391,480
Total liabilities and stockholders’ equity	$523,877	$513,594
______________________________________________________________________
(1)The balance sheet at December 31, 2025 has been derived from the audited financial statements included in Rigel’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (SEC) on March 3, 2026.
See Accompanying Notes to Condensed Financial Statements

RIGEL PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Product sales, net	$72,289	$64,067	$194,227	$166,565
Contract revenues from collaborations and other	8,601	5,395	24,184	57,915
Total revenues	80,890	69,462	218,411	224,480
Costs and expenses:
Cost of product sales	10,783	4,753	23,914	13,666
Research and development	18,272	7,353	43,909	22,610
Selling, general and administrative	34,730	28,936	98,023	85,908
Total costs and expenses	63,785	41,042	165,846	122,184
Income from operations	17,105	28,420	52,565	102,296
Interest income	561	1,094	2,555	2,438
Interest expense and other	(257)	(1,894)	(2,469)	(5,621)
Income before income taxes	17,409	27,620	52,651	99,113
Provision for (benefit from) income taxes	4,224	(280)	13,522	154
Net income	$13,185	$27,900	$39,129	$98,959

Net income per share
Basic	$0.70	$1.55	$2.11	$5.52
Diluted	$0.65	$1.46	$1.97	$5.38
Weighted average shares used in computing net income per share
Basic	18,710	18,038	18,557	17,912
Diluted	20,439	19,156	19,896	18,379
See Accompanying Notes to Condensed Financial Statements

RIGEL PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$13,185	$27,900	$39,129	$98,959
Other comprehensive (loss) income:
Net unrealized (loss) gain on short-term investments	(160)	90	(489)	86
Comprehensive income	$13,025	$27,990	$38,640	$99,045
See Accompanying Notes to Condensed Financial Statements

RIGEL PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2026	18,310,934	$18	$1,414,322	$181	$(1,023,041)	$391,480
Net income	—	—	—	—	8,654	8,654
Net change in unrealized loss on short-term investments	—	—	—	(309)	—	(309)
Issuance of common stock upon exercise of options, net of shares withheld	50,157	—	321	—	—	321
Issuance of common stock upon vesting of restricted stock units (RSUs)	226,221	—	—	—	—	—
Repurchases of common stock in connection with employee tax withholding on RSU vesting	(105,728)	—	(3,740)	—	—	(3,740)
Stock-based compensation expense	—	—	3,491	—	—	3,491
Balance at March 31, 2026	18,481,584	18	1,414,394	(128)	(1,014,387)	399,897
Net income	—	—	—	—	17,290	17,290
Net change in unrealized loss on short-term investments	—	—	—	(20)	—	(20)
Issuance of common stock upon exercise of options, net of shares withheld, and participation in Purchase Plan	135,632	—	1,864	—	—	1,864
Issuance of common stock upon vesting of RSUs	53,829	—			—	—
Repurchases of common stock in connection with employee tax withholding on RSU vesting	(17,104)	—	(511)	—	—	(511)
Stock-based compensation expense	—	—	6,902	—	—	6,902
Balance at June 30, 2026	18,653,941	18	1,422,649	(148)	(997,097)	425,422
Net income	—	—	—	—	13,185	13,185
Net change in unrealized loss on short-term investments	—	—	—	(160)	—	(160)
Issuance of common stock upon exercise of options, net of shares withheld	104,895	1	2,777	—	—	2,778
Issuance of common stock upon vesting of RSUs	50,520	—		—	—	—
Repurchases of common stock in connection with employee tax withholding on RSU vesting	(26,371)	—	(1,024)	—	—	(1,024)
Stock-based compensation expense	—	—	4,906	—	—	4,906
Balance at September 30, 2026	18,782,985	$19	$1,429,308	$(308)	$(983,912)	$445,107

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2025	17,710,216	$18	$1,393,325	$10	$(1,390,065)	$3,288
Net income	—	—	—	—	11,446	11,446
Net change in unrealized loss on short-term investments	—	—	—	(12)	—	(12)
Issuance of common stock upon exercise of options, net of shares withheld	30,892	—	484	—	—	484
Issuance of common stock upon vesting of RSUs	125,783	—	—	—	—	—
Stock-based compensation expense	—	—	3,361	—	—	3,361
Balance at March 31, 2025	17,866,891	18	1,397,170	(2)	(1,378,619)	18,567
Net income	—	—	—	—	59,613	59,613
Net change in unrealized gain on short-term investments	—	—	—	8	—	8
Issuance of common stock upon exercise of options, net of shares withheld, and participation in Purchase Plan	52,295	—	418	—	—	418
Issuance of common stock upon vesting of RSUs	17,908	—	—	—	—	—
Stock-based compensation expense	—	—	3,328	—	—	3,328
Balance at June 30, 2025	17,937,094	18	1,400,916	6	(1,319,006)	81,934
Net income	—	—	—		27,900	27,900
Net change in unrealized gain on short-term investments	—	—	—	90	—	90
Issuance of common stock upon exercise of options	206,890	—	4,271	—	—	4,271
Stock-based compensation expense	—	—	3,414	—	—	3,414
Balance at September 30, 2025	18,143,984	$18	$1,408,601	$96	$(1,291,106)	$117,609
See Accompanying Notes to Condensed Financial Statements

RIGEL PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2026	2025
Operating activities
Net income	$39,129	$98,959
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	15,152	9,963
Depreciation and amortization	3,238	1,814
Deferred income tax	11,324	—
Release of cost share liability	—	(39,981)
Net amortization of discount on short-term investments and debt issuance costs	(240)	(907)
Loss on extinguishment of debt	209	—
Changes in assets and liabilities:
Accounts receivable, net	(4,695)	(4,310)
Inventories	(8,017)	(6,766)
Prepaid and other current and non-current assets	5,012	(8,461)
Right-of-use assets	416	(804)
Accounts payable	1,751	507
Accrued compensation	(1,786)	(74)
Accrued research and development	6,006	743
Revenue reserves and refund liability	(907)	3,580
Other accrued liabilities	1,803	(1,453)
Lease liabilities	(453)	865
Net cash provided by operating activities	67,942	53,675
Investing activities
Maturities of short-term investments	36,695	47,580
Sale of short-term investments	79,933	—
Purchases of short-term investments	(55,033)	(114,571)
Capital expenditures	—	(12)
Payments for acquisition of intangible assets	(70,564)	—
Net cash used in investing activities	(8,969)	(67,003)
Financing activities
Proceeds from revolving credit facility	40,000	—
Cash paid for debt issuance costs	(345)	—
Repayment of borrowings under revolving credit facility	(32,000)	—
Repayment of term loan and related fees	(55,250)	—
Net proceeds from issuance of common stock under equity plans	4,963	5,173
Repurchases of common stock in connection with employee tax withholding on RSU vesting	(5,275)	—
Closing purchase price payment related to asset acquisition	(5,000)	—
Net cash (used in) provided by financing activities	(52,907)	5,173
Net increase (decrease) in cash, cash equivalents and restricted cash	6,066	(8,155)
Cash, cash equivalents, and restricted cash at beginning of period	40,637	56,746
Cash, cash equivalents, and restricted cash at end of period	$46,703	$48,591
Supplemental disclosure of cash flow information
Interest paid	$5,171	$5,009
Acquisition of intangible assets included in accounts payable	$2,500	$—
Increase in right-of-use assets and lease liabilities	$—	$1,220
Acquisition-related liabilities	$—	$5,000
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
TAVALISSE® (fostamatinib disodium hexahydrate) is our first US Food and Drug Administration (FDA)-approved product and is the only approved oral spleen tyrosine kinase (SYK) inhibitor for the treatment of adult patients with chronic immune thrombocytopenia (ITP) who have had an insufficient response to a previous treatment. The product is also commercially available in Europe and the United Kingdom (UK) (as TAVLESSE), and in Japan, the Republic of Korea (Korea), Canada, Israel, Brazil and Mexico (as TAVALISSE) for the treatment of chronic ITP in adult patients.
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
GAVRETO® (pralsetinib) is our third FDA-approved product which we began commercializing in June 2024. GAVRETO is a once daily, small molecule, oral, kinase inhibitor of wild-type rearranged during transfection (RET) and oncogenic RET fusions. GAVRETO is approved by the FDA for the treatment of adult patients with metastatic RET fusion-positive non-small cell lung cancer (NSCLC) as detected by an FDA-approved test. GAVRETO is also approved under accelerated approval based on overall response rate and duration of response, for the treatment of adult and pediatric patients 12 years of age and older with advanced or metastatic RET fusion-positive thyroid cancer who require systemic therapy and who are radioactive iodine-refractory (if radioactive iodine is appropriate). We acquired the rights to research, develop, manufacture and commercialize GAVRETO in the US from Blueprint Medicines Corporation, now a Sanofi SA company (Blueprint), pursuant to an asset purchase agreement entered in February 2024.
VEPPANU™ (vepdegestrant) is our fourth FDA-approved product which we began commercializing on August 13, 2026. VEPPANU is an oral PROteolysis TArgeting Chimera (PROTAC) approved by the FDA for the treatment of estrogen receptor-positive, human epidermal growth factor receptor 2-negative (ER+/HER2-), estrogen receptor 1 (ESR1)-mutated advanced or metastatic breast cancer, as detected by an FDA-authorized test, with disease progression following at least one line of endocrine therapy. We in-licensed VEPPANU pursuant to a license agreement entered in May 2026 with Arvinas, Inc., Arvinas Operations, Inc., Arvinas Estrogen Receptor, Inc. (Arvinas) and Pfizer Inc. (Pfizer).
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
Liquidity
At September 30, 2026, we had approximately $99.3 million in cash, cash equivalents and short-term investments. We finance our operations primarily through sales of our products, and contract payments under our collaboration agreements, as well as through equity securities and debt financing.
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
2.     Net Income Per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
EPS Numerator:
Net income	$13,185	$27,900	$39,129	$98,959
EPS Denominator—Basic:
Weighted-average common shares outstanding	18,710	18,038	18,557	17,912
EPS Denominator—Diluted:
Weighted-average common shares outstanding	18,710	18,038	18,557	17,912
Dilutive effect of stock options, RSUs and shares under Purchase Plan	1,729	1,118	1,339	467
Weighted-average shares outstanding and common stock equivalents	20,439	19,156	19,896	18,379

Net income per share
Basic	$0.70	$1.55	$2.11	$5.52
Diluted	$0.65	$1.46	$1.97	$5.38
The potential shares of common stock that were excluded from the computation of diluted net income per share for the periods presented because including them would have been antidilutive are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock options	319	1,166	579	2,223
RSUs	34	—	36	174
Total	353	1,166	615	2,397

3.     Revenues
Revenues disaggregated by category were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Product sales:
Gross product sales	$93,603	$85,624	$257,455	$225,508
Discounts and allowances	(21,314)	(21,557)	(63,228)	(58,943)
Total product sales, net	72,289	64,067	194,227	166,565
Contract revenues from collaborations and other:
Release of cost share liability	—	—	—	39,981
Milestone revenue	—	—	4,000	3,000
Delivery of drug supplies, royalties and others	8,601	5,395	20,184	14,934
Total contract revenues from collaborations and other	8,601	5,395	24,184	57,915
Total revenues	$80,890	$69,462	$218,411	$224,480
Revenue from product sales relates to sales of our commercial products to customers. For additional information regarding contract revenues from collaborations and other, see “Note 4 – Sponsored Research and License Agreements.”
Net product sales represent gross product sales less chargebacks, discounts and fees, government and other rebates, and returns. Of the total discounts and allowances from gross product sales presented in the table above for the nine months ended September 30, 2026 and 2025, $62.4 million and $53.6 million, respectively, were accounted for as additions to revenue reserves and refund liability, and $0.8 million and $5.3 million, respectively, were accounted for as reductions to accounts receivable (prompt pay discount and specialty pharmacy fees) and prepaid and other current assets (for certain prepaid fees) in the condensed balance sheet.
The following tables summarize activity in chargebacks, discounts and fees, government and other rebates, and returns included in revenue reserves and refund liabilities for each of the periods presented (in thousands):

	Chargebacks, Discounts and Fees	Government and Other Rebates	Returns	Total
Balance at January 1, 2026	$12,519	$10,389	$4,808	$27,716
Provision related to current period sales	50,502	15,683	1,885	68,070
Adjustment related to prior period sales	(3,260)	(2,362)	—	(5,622)
Credit or payments made during the period	(49,672)	(12,356)	(1,327)	(63,355)
Balance at September 30, 2026	$10,089	$11,354	$5,366	$26,809

	Chargebacks, Discounts and Fees	Government and Other Rebates	Returns	Total
Balance at January 1, 2025	$13,374	$8,343	$4,723	$26,440
Provision related to current period sales	40,399	14,261	1,921	56,581
Adjustment related to prior period sales	(307)	(1,287)	(1,357)	(2,951)
Credit or payments made during the period	(40,673)	(8,950)	(427)	(50,050)
Balance at September 30, 2025	$12,793	$12,367	$4,860	$30,020
Adjustment related to prior period sales reflect updates to estimates of variable consideration, including chargebacks, rebates, and returns, resulting from actual claims and other information obtained in the current reporting period.

The following table summarizes the percentages of revenues from each of our customers who individually accounted for 10% or more of the total net product sales and revenues from collaborations and other:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
McKesson Corporation	44%	48%	46%	39%
Cencora, Inc.	22%	23%	22%	17%
Cardinal Health, Inc.	10%	10%	10%	*
OncoMed Specialty, LLC	12%	—	11%	—
Optime Care, Inc.	—	11%	—	*
Lilly	—	—	—	18%
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
Under the above collaboration agreements, we have received, and may in the future receive, milestone payments contingent upon the achievement of specified events, as well as royalties on net sales of products commercialized by our partners. At September 30, 2026, the total potential future contingent payments under these agreements were approximately $652.1 million. This amount excludes terminated programs, including the termination of the Lilly agreement as discussed in detail below, and assumes the achievement of all applicable milestones under the existing agreements. Of this amount, $190.1 million relates to development and regulatory milestones and $462.0 million to commercial milestones. This estimate excludes any potential royalties that may become payable if our partners successfully commercialize licensed products. Milestone payments under these agreements are contingent upon our partners’ future efforts and the achievement of specified development, regulatory and commercial milestones.
We also have strategic development collaborations with MDACC and CONNECT to expand the evaluation of olutasidenib in other disease areas with IDH1 mutations.

Global Exclusive License Agreement with Lilly
In February 2021, we entered into a global exclusive license agreement and strategic collaboration with Lilly, which became effective in March 2021 upon clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (HSR Act), and was amended in September 2023, March 2024, and in August 2025 (collectively, the Lilly Agreement). Pursuant to the terms of the Lilly Agreement, we granted Lilly exclusive rights to develop and commercialize ocadusertib (previously R552) and related RIPK1 inhibitors in all indications worldwide. The collaboration was intended to develop and commercialize ocadusertib for the treatment of non-central nervous system (non-CNS) diseases, and additional RIPK1 inhibitors for the treatment of central nervous system (CNS) diseases.

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
Grifols License Agreement
We have an exclusive commercialization license agreement with Grifols entered in January 2019 with exclusive rights to commercialize fostamatinib for human diseases, and non-exclusive rights to develop fostamatinib in Grifols territory. There was no deferred revenue related to the Grifols license agreement at September 30, 2026 and December 31, 2025.
Revenue recognized from the delivery of drug supplies pursuant to our commercial supply agreement with Grifols was $1.2 million and $4.3 million for three and nine months ended September 30, 2026, respectively, and $1.2 million and $4.9 million, for the three and nine months ended September 30, 2025, respectively.
We also recognize royalty revenue from Grifols, which is included within contract revenues from collaboration. Royalty revenue for the three and nine months ended September 30, 2026 was $2.5 million and $6.2 million, respectively, and for the three and nine months ended September 30, 2025 was $1.9 million, and $5.0 million, respectively.

Kissei License Agreements
We have a collaboration and license agreement with Kissei entered in September 2024 to grant exclusive rights to Kissei to develop and commercialize olutasidenib in all human diseases in related Kissei territory. There was no deferred revenue related to this collaboration and license agreement at September 30, 2026 and December 31, 2025. In the second quarter of 2026, we recognized $4.2 million of contract revenue from collaborations with Kissei, consisting of a milestone payment related to the marketing authorization application (MAA) submission for olutasidenib in Japan and sublicense revenue associated with Kissei's sublicensing of olutasidenib to a third party in Taiwan. The milestone and sublicense revenue were recognized when the related amounts became due and the related variable consideration was no longer constrained. Under the license and services agreement with Forma as discussed in “Note 5 – In-Licensing and Acquisition”, Forma is entitled to a specified portion of sublicensing revenue generated from olutasidenib. Accordingly, as a result of the milestone and sublicense payments received from Kissei, we recognized a $1.0 million sublicensing fee payable to Forma in the second quarter of 2026, recorded within cost of product sales.
We also have an exclusive license and supply agreement with Kissei entered in October 2018, amended in November 2022, October 2023, August 2024, September 2024 and October 2024, to develop and commercialize fostamatinib in all current and potential indications in related Kissei territory. At September 30, 2026 and December 31, 2025, the remaining deferred revenue was related to the material right associated with discounted fostamatinib supply which amounted to $1.4 million. In the first quarter of 2025, we recognized $3.0 million of contract revenue from collaborations related to a non-refundable and non-creditable milestone payment from Kissei in connection with the approval of fostamatinib in Korea in January 2025.
Revenue recognized from delivery of drug supplies pursuant to our supply agreement with Kissei was $3.2 million and $6.7 million for three and nine months ended September 30, 2026, respectively, and $1.8 million and $3.9 million for the three and nine months ended September 30, 2025, respectively.
Medison Commercial and License Agreements
We have exclusive commercial and license agreements with Medison entered in October 2019 for the commercialization of fostamatinib for chronic ITP in Medison territory. There was no deferred revenue related to Medison commercial and license agreement at September 30, 2026 and December 31, 2025.
Revenue recognized from Medison, related to delivery of drug supplies and royalties was $0.3 million and $0.9 million, for the three and nine months ended September 30, 2026, respectively, and $0.2 million and $0.8 million for the three and nine months ended September 30, 2025, respectively.
Strategic Development Collaborations with MDACC and CONNECT
We have a strategic collaboration agreement with MDACC entered in December 2023 to evaluate olutasidenib in AML and other hematologic cancers. Under the agreement, as amended, we are obligated to provide study materials and up to $15.0 million in time-based milestone payments over the five-year collaboration term, unless terminated earlier, including $1.0 million designated for clinical study enrollment support payable directly to a third-party vendor. Through September 30, 2026, we have provided $5.3 million in funding related to this collaboration agreement.
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
Under the license agreement, we agreed to pay the Licensors a license fee of up to $85.0 million, including $70.0 million upfront payment which we paid in June 2026, and up to an additional $15.0 million payable upon the successful completion of certain transition activities. Of the potential transition payments, $2.5 million became payable upon the completion of a certain transition activity during the third quarter of 2026. This amount was included in accounts payable at September 30, 2026 and is expected to be paid in the fourth quarter of 2026. The remaining $12.5 million is subject to the successful completion of specified transition activities. In addition, the Licensors are eligible to receive up to $60.0 million in regulatory milestones upon achievement of specified regulatory approvals, and up to $260.0 million in commercial milestones upon achievement of specified net sales thresholds. We are also obligated to pay tiered royalties on annual net sales of licensed products ranging in percentages from the mid-teens to mid-twenties, subject to certain reductions and customary adjustments, and to share a portion of sublicense revenue with the Licensors at tiered rates that decrease based on the timing of execution of the applicable sublicense.
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
Pursuant to the license agreement, the Licensors will continue to be responsible for specified ongoing development, regulatory, manufacturing and transition activities. We are obligated to reimburse development costs incurred by the Licensors in connection with the ongoing studies, subject to an aggregate funding cap of $40.0 million and specified cumulative annual and quarterly funding caps through 2029. The related costs are recognized as research and development expense as the related services are performed. During the three and nine months ended September 30, 2026, we recognized $5.8 million and $7.3 million, respectively, of research and development expense related to these activities.
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
In connection with the license agreement, we capitalized approximately $73.1 million as intangible assets consisting of the upfront and transition payments and directly attributable transaction costs for the nine months ended September 30, 2026. The intangible assets are amortized on a straight-line basis over their estimated useful life of 15 years, which reflects the expected period over which the licensed products will generate economic benefits. Amortization expense is recognized within cost of product sales. Royalties will be recognized as cost of product sales in the period in which the related product sales occur.

Asset Purchase Agreement with Blueprint
We acquired the US rights to research, develop, manufacture and commercialize GAVRETO from Blueprint pursuant to an Asset Purchase Agreement entered in February 2024. The acquired assets from Blueprint include, among other things, applicable intellectual property related to pralsetinib in the US, including patents, copyrights and trademarks, as well as clinical regulatory and commercial data and records. Pursuant to the Asset Purchase Agreement, we agreed to pay a purchase price of $15.0 million, of which, $10.0 million was payable upon our first commercial sale of GAVRETO and an additional $5.0 million was payable on the first anniversary of the closing date of the agreement, subject to certain conditions. Blueprint is also eligible to receive up to $97.5 million in future commercial milestone payments and up to $5.0 million in future regulatory milestone payments. Blueprint is also entitled to tiered royalty payments on net sales of products containing pralsetinib (or related compounds) ranging from 10% to 30%, subject to certain reductions and offsets.

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
The transaction was accounted for as an acquisition of asset under ASC 730, Research and Development. Upfront payment of $2.0 million and milestone payments of $2.5 million incurred before regulatory approval of an indication associated with the acquired licensed asset were accounted for as acquired in-process research and development and expensed as research and development expense because the acquired asset had no alternative future use.
Following the FDA approval of REZLIDHIA and the first commercial sale in December 2022, we made milestone payments to Forma totaling $15.0 million. Because the milestone obligations arose upon or after regulatory approval, the payments were capitalized as intangible assets on our condensed balance sheet. The intangible assets are amortized on a straight-line basis over an estimated useful life of 14 years, with amortization recognized in cost of product sales. Royalties are also recognized in cost of product sales, as the related product sales occur. Amounts payable to Forma based on sublicensing revenue are recognized in cost of product sales as the related sublicensing revenue is recognized.
6.     Stock-Based Compensation
Stock-based compensation for the periods presented was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Selling, general and administrative	$3,862	$2,961	$11,813	$8,172
Research and development	990	402	3,339	1,791
Total stock-based compensation expense	$4,852	$3,363	$15,152	$9,963
Pursuant to our 2018 Equity Incentive Plan (2018 Plan) and our Inducement Plan, as amended (Inducement Plan, and together with 2018 Plan, the Equity Incentive Plans), during the nine months ended September 30, 2026, we granted stock options to purchase 36,775 shares of common stock, with weighted-average grant-date fair value of $30.14 per share, and 723,658 RSUs, with a grant-date weighted-average fair value of $35.78 per share. In recent years, we have increased our use of RSUs, and beginning in 2026, RSUs represent the majority of our equity awards. Beginning in 2026, we also granted performance-based RSUs tied to the achievement of specified corporate performance milestones. These equity awards generally vest over a three-year period, except for performance-based awards, which vest upon the achievement of specified corporate performance milestones.

The fair value of the RSU is based on the market price of our common stock on the date of grant. The fair value of stock option awards is estimated on the grant date using the Black-Scholes option pricing model. The following table summarizes the weighted-average assumptions relating to stock options granted during the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Risk-free interest rate	*	3.9%	3.8%	4.3%
Expected term (in years)	*	6.0	5.3	6.5
Dividend yield	*	0.0%	0.0%	0.0%
Expected volatility	*	91.0%	90.5%	88.6%
______________________________________________________________________
*No stock options granted during the period.
During the nine months ended September 30, 2026, 304,233 stock options were exercised and 330,570 RSUs were released. During the nine months ended September 30, 2026, 149,203 shares of common stock with an aggregate value of approximately $5.3 million were withheld in connection with the net share settlement of RSUs to satisfy employees’ minimum statutory tax withholding obligations upon vesting. The withheld shares were valued based on the closing market price of our common stock on the applicable vesting dates. Such share withholdings are treated as share repurchases for accounting purposes and are reflected as a reduction to additional paid-in capital.
At September 30, 2026, there were 3,214,717 stock options and 938,372 RSUs outstanding. Of these, 83,125 stock options and 79,400 RSUs were performance-based awards for which achievement of the related corporate milestones was deemed not probable at September 30, 2026. Accordingly, none of the associated $4.6 million of grant date fair value has been recognized as stock-based compensation expense at September 30, 2026.

At September 30, 2026, there was approximately $25.7 million of unrecognized stock-based compensation expense, which is expected to be recognized over a remaining weighted-average period of 2.47 years. This amount relates to time-based stock options and RSUs, as well as performance-based stock options and RSUs for which achievement of the related corporate performance milestones was considered probable.
In May 2026, our stockholders approved an amendment to our 2018 Plan to, among other items, add an additional 500,000 shares to the number of shares of common stock authorized for issuance under our 2018 Plan. During the nine months ended September 30, 2026, our Board of Directors approved an additional 22,300 shares of common stock reserved for issuance under our Inducement Plan. At September 30, 2026, there were 1,210,282 shares of common stock available for future grant under our Equity Incentive Plans.
Employee Stock Purchase Plan
Our 2000 Employee Stock Purchase Plan (Purchase Plan) has 24-month offering periods. The prior offering period commenced on July 1, 2024 and ended on June 30, 2026, and the current offering period commenced on July 1, 2026 and is scheduled to end on June 30, 2028. At September 30, 2026, there was approximately $1.3 million of unrecognized stock-based compensation cost related to the Purchase Plan, which is expected to be recognized over a remaining weighted-average period of 1.20 years.
In May 2026, our stockholders approved an amendment to the Purchase Plan to, among other things, increase the number of shares of common stock authorized for issuance under the Purchase Plan by 360,000 shares. During the nine months ended September 30, 2026, employees purchased 60,649 shares under the Purchase Plan. At September 30, 2026, 400,156 shares of common stock were available for future issuance under the Purchase Plan.

7.     Other Balance Sheet Components
Inventories
Inventories for the periods presented consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Raw materials	$7,335	$4,514
Work in process	6,768	3,910
Finished goods	7,198	4,712
Total	$21,301	$13,136
Reported as:
Inventories	$15,805	$11,506
Other assets	5,496	1,630
Total	$21,301	$13,136
Non-current inventories included within other assets in the condensed balance sheet consist primarily of active pharmaceutical ingredient (API) classified as raw materials which have multi-year shelf life, as well as certain work in process and finished goods inventories that are not expected to be consumed within our normal operating cycle.
Advance payments to our contract manufacturers to manufacture APIs as well as APIs pending final release for commercial usage are classified as prepaid inventory and included within prepaid and other current assets in the condensed balance sheet. See prepaid and other current assets below for related details.
Prepaid and other current assets
Prepaid and other current assets for the periods presented consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Prepaid inventory	$5,435	$11,849
Prepaid research and development costs	5,028	4,886
Others	6,493	5,207
Total prepaid and other current assets	$16,956	$21,942
Intangible assets
Intangible assets consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Intangible assets cost	$103,424	$30,360
Accumulated amortization	(8,838)	(5,612)
Intangible assets, net	$94,586	$24,748
Amortization expense included in cost of product sales in the condensed statements of operations was $1.8 million and $3.2 million for the three and nine months ended September 30, 2026, respectively, and $0.6 million and $1.8 million for the three and nine months ended September 30, 2025, respectively.

At September 30, 2026, the weighted average remaining amortization period of outstanding intangible assets was 13.50 years. The following table presents the estimated future amortization expense of intangible assets at September 30, 2026 (in thousands):

Remainder of 2026	$1,806
2027	7,223
2028	7,223
2029	7,223
2030	7,223
Thereafter	63,888
$94,586
8.     Cash, Cash Equivalents, Restricted Cash, and Short-Term Investments
Cash, cash equivalents, restricted cash, and short-term investments for the periods presented consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Cash	$13,377	$20,020
Restricted cash	57	57
Money market funds	12,787	14,509
US treasury bills	32,760	63,994
Government-sponsored enterprise securities	22,826	20,692
Corporate bonds and commercial paper	17,555	35,740
	$99,362	$155,012
Reported as:
Cash and cash equivalents	$46,646	$40,580
Short-term investments	52,659	114,375
Restricted cash reported within other assets	57	57
	$99,362	$155,012
Cash equivalents and short-term investments include the following securities with gross unrealized gains and losses (in thousands):

At September 30, 2026	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US treasury bills	$32,957	$—	$(197)	$32,760
Government-sponsored enterprise securities	22,913	1	(88)	22,826
Corporate bonds and commercial paper	17,579	—	(24)	17,555
Total	$73,449	$1	$(309)	$73,141

At December 31, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US treasury bills	$63,868	$126	$—	$63,994
Government-sponsored enterprise securities	20,663	30	(1)	20,692
Corporate bonds and commercial paper	35,714	28	(2)	35,740
Total	$120,245	$184	$(3)	$120,426

Our short-term investments are classified as available-for-sale debt securities. Accordingly, we have classified these securities as short-term investments on our condensed balance sheets as they are available for use in the current operations. Accrued interest receivable, included within prepaid and other assets, was $0.4 million and $0.9 million at September 30, 2026 and December 31, 2025, respectively. At September 30, 2026 and December 31, 2025, our cash equivalents and short-term investments had a weighted-average time to maturity of approximately 246 days and 303 days, respectively. At September 30, 2026, available-for-sale debt securities classified as cash equivalents and short-term investments with a fair value of $51.7 million and $21.4 million had contractual maturities within one year and after one year through two years, respectively.
At September 30, 2026, a total of 68 individual securities had been in an unrealized loss position for 12 months or less, and the losses were determined to be temporary. We regularly review the securities in an unrealized loss position and evaluate the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions. We have not recognized any credit losses at September 30, 2026 and December 31, 2025.
The following table shows the fair value and gross unrealized losses of our investments in individual securities that are in an unrealized loss position, aggregated by investment category (in thousands):

At September 30, 2026	Fair Value	Gross Unrealized Losses
US treasury bills	$31,768	$(197)
Government-sponsored enterprise securities	17,711	(88)
Corporate bonds and commercial paper	17,555	(24)
Total	$67,034	$(309)
9.     Fair Value
The table below summarizes the fair value of our cash equivalents and short-term investments measured at fair value on a recurring basis, and are categorized based upon the lowest level of significant input to the valuations (in thousands):

	Assets at Fair Value at September 30, 2026
	Level 1	Level 2	Level 3	Total
Money market funds	$12,787	$—	$—	$12,787
US treasury bills	—	32,760	—	32,760
Government-sponsored enterprise securities	—	22,826	—	22,826
Corporate bonds and commercial paper	—	17,555	—	17,555
Total	$12,787	$73,141	$—	$85,928

	Assets at Fair Value at December 31, 2025
	Level 1	Level 2	Level 3	Total
Money market funds	$14,509	$—	$—	$14,509
US treasury bills	—	63,994	—	63,994
Government-sponsored enterprise securities	—	20,692	—	20,692
Corporate bonds and commercial paper	—	35,740	—	35,740
Total	$14,509	$120,426	$—	$134,935

10.         Debt
The following table summarizes loans payable, net (in thousands):

	September 30, 2026	December 31, 2025
Revolving credit facility:
Principal outstanding	$8,000	$—
Unamortized debt issuance costs	(764)	—
Revolving credit facility, net	$7,236	$—
Term loan facility:
Principal outstanding	$—	$52,500
Unamortized debt issuance costs	—	(206)
Principal outstanding, net	$—	$52,294
Reported as:
Loans payable, net, current	$7,236	$29,812
Loans payable, net, non-current	—	22,482
	$7,236	$52,294
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
We evaluated this transaction under ASC 470-50, Debt—Modifications and Extinguishments, on a lender-by-lender basis. The portion of the prior term loan attributable to the continuing lender under the new revolving credit facility was accounted for as a debt modification. Accordingly, the related unamortized debt issuance costs and creditor fees of approximately $0.5 million continue to be amortized over the term of the new revolving credit facility. The remaining portion of the prior term loan was accounted for as a debt extinguishment, resulting in a loss on extinguishment of approximately $0.2 million during the second quarter of 2026. The loss was primarily related to the write-off of unamortized debt issuance costs, unaccrued final payment fees, and prepayment premiums attributable to the extinguished portion.
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
At September 30, 2026, we had an outstanding borrowing of $8.0 million under the revolving credit facility, reflecting an initial $8.0 million borrowing in May 2026, and an additional $32.0 million borrowing in June 2026, and repayment of the $32.0 million in July 2026. The outstanding borrowings under the revolving credit facility were classified as a current liability on the condensed balance sheet. This classification reflects the nature of the facility, including its asset-based structure, borrowing base limitations, required application of certain cash receipts to outstanding borrowings, ongoing covenant compliance and provisions that may require repayment upon occurrence of certain events. The classification of borrowings under the revolving credit facility may change in future periods based on the facts and circumstances existing at each reporting date, including borrowing base availability, covenant compliance and our ability to maintain or refinance borrowings on a long-term basis. At September 30, 2026, the weighted-average interest rate on the outstanding borrowings under the revolving credit facility was 7.7%.
At September 30, 2026 and December 31, 2025, the carrying amounts of borrowings under our revolving credit facility and term loan facility, respectively, approximated fair value because management believes the applicable credit spreads were consistent with those available for similar borrowings at the respective dates. These fair values are classified as Level 2 within the fair value hierarchy.
The revolving credit facility contains customary covenants that, among other things, require us to deliver financial reports at specified times and maintain minimum liquidity and trailing twelve month product revenue. The minimum product revenue covenant is tested only during periods when the liquidity falls below specified thresholds. At September 30, 2026, we were not in violation of any covenants.
Interest expense includes amortization of the debt discount, accretion of the final fees, and losses on extinguishment attributable to the extinguished portion of the prior term loan. Interest expense was $0.3 million and $1.9 million, for the three months ended September 30, 2026 and 2025, respectively, and $2.5 million and $5.6 million for the nine months ended September 30, 2026 and 2025, respectively. Accrued interest of $0.1 million at September 30, 2026, was included in accounts payable, and accrued interest of $2.6 million at December 31, 2025, was included in other accrued liabilities in the condensed balance sheets.
11.         Commitments and Contingencies
Operating Leases
We lease our headquarters facility in South San Francisco, California under a lease agreement that expires in July 2027. Operating lease expense was $0.2 million and $0.5 million for each of the three and nine months ended September 30, 2026 and 2025, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $0.2 million and $0.1 million for the three months ended September 30, 2026 and 2025, respectively, and $0.5 million and $0.4 million for the nine months ended September 30, 2026 and 2025, respectively.
At September 30, 2026, the weighted average remaining term was 0.83 years, and future minimum lease payments were approximately $0.6 million.
Purchase Commitments and Obligations
In the ordinary course of business, we enter into agreements with contract manufacturers to manufacture our inventory products. These agreements generally include termination provisions that may require us to pay cancellation fees, which vary depending on the timing of termination and may equal up to the full value of the work order. In October 2024, we entered into an agreement with a third-party contract manufacturer to manufacture TAVALISSE, with deliveries expected from 2026 through 2029. At September 30, 2026, the contractual obligation not included in our financial statements related to an agreement that may potentially be subjected to cancellation fees was approximately $15.7 million. Of this amount, approximately $2.7 million is expected to be due in the remainder of 2026, and $8.6 million is expected to be due in 2027 and 2028. At September 30, 2026, we have not incurred any cancellation fees under our agreements with contract manufacturers.

As contemplated by the license agreement with Arvinas and Pfizer, in July 2026, we entered into a manufacturing and supply agreement with Pfizer for the commercial manufacture and supply of VEPPANU. The agreement includes certain minimum purchase obligations on a take-or-pay basis, with expected purchases from 2026 through 2030. If we do not satisfy the applicable minimum purchase commitments within the required time periods, we may be required to make payments to Pfizer with respect to those commitments, as provided in the agreement. At September 30, 2026, the estimated contractual obligation not included in our financial statements related to this agreement was approximately $24.8 million. Of this amount, none is expected to be due in the remainder of 2026. Approximately $13.5 million is expected to be due in 2027 and 2028, with the remaining amount expected to be due thereafter through 2030.

Legal Contingencies
From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any material legal proceedings that, if determined adversely to us, would have a material adverse effect on our business, financial condition, results of operations, or cash flows.
12.         Income Taxes
The following table presents provision for income tax for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Provision for (benefit from) income taxes	$4,224	$(280)	$13,522	$154
The quarterly provision for income taxes is determined by applying the estimated annual effective tax rate to the year-to-date pre-tax income, adjusted for any discrete items. The estimated annual effective tax rate is updated at the end of each reporting period.
The provision for income taxes for the three and nine months ended September 30, 2026 primarily consisted of federal income tax expense of $3.7 million and $11.4 million, respectively, and estimated state income taxes of $0.5 million and $2.1 million, respectively. Prior to the fourth quarter of 2025, we maintained a full valuation allowance against our deferred tax assets. Although we do not expect to incur federal cash income taxes due to sufficient net operating loss (NOL) and research and development credit carryforwards, we recognized federal income tax expense based on the estimated impact of utilizing the deferred tax assets associated with such carryforwards. The total tax expense differs from the amount computed at the federal statutory rate primarily due to certain non-deductible expenses and state income taxes.
For the three and nine months ended September 30, 2025, the benefit from or provision for income taxes, respectively, primarily related to estimated state income taxes, with the three-month benefit primarily reflecting an adjustment to those estimates. The tax expense differs from the amount computed at the federal statutory rate primarily due to the impact of the valuation allowance and state taxes.

13.         Segment Information
We view our operations and manage our business as one operating segment, and our chief operating decision maker (CODM) is our chief executive officer. The following table presents segment information for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total Revenues	$80,890	$69,462	$218,411	$224,480
Less:
Employee related expenses	21,258	18,547	65,690	56,666
Commercial related expenses	9,444	6,303	23,568	18,915
Outside clinical trial related expenses	12,626	3,759	26,962	11,362
Cost of product sales	10,783	4,753	23,914	13,666
Consultants and third-party services	5,191	4,133	13,422	10,751
Other segment items	4,483	3,547	12,290	10,824
Interest (income) expense and other, net	(304)	800	(86)	3,183
Provision for (benefit from) income taxes	4,224	(280)	13,522	154
Segment income	$13,185	$27,900	$39,129	$98,959
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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations
This discussion and analysis should be read in conjunction with our financial statements and the accompanying notes included in this report and the audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 3, 2026. Our financial results for the three and nine months ended September 30, 2026 are not necessarily indicative of results that may occur in future interim periods or for the full fiscal year.
This Quarterly Report on Form 10-Q contains statements indicating expectations about future performance and other forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), and the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. We usually use words such as “may,” “will,” “would,” “should,” “could,” “expect,” “plan,” “anticipate,” “might,” “believe,” “estimate,” “predict,” “intend,” or the negative of these terms or similar expressions to identify these forward-looking statements. These statements appear throughout this Quarterly Report on Form 10-Q and are statements regarding our current expectations, beliefs or intent, primarily with respect to our operations and related industry developments. Examples of these statements include, but are not limited to: our business and scientific strategies; risks and uncertainties associated with the commercialization, distribution, marketing, and payment for our products in the US and outside the US; risks that the FDA, EMA, the Medicines and Healthcare products Regulatory Agency (MHRA) or other regulatory authorities may make adverse decisions regarding our products; the impact of US federal government shutdowns or agency funding disruptions; the impact of tariffs and other trade policies on our business, supply chain and collaboration partners; the progress of our and our collaborators’ product development programs, including clinical testing, and the timing of results thereof; our corporate collaborations and revenues that may be received from our collaborations and the timing of those potential payments; our expectations with respect to obligations to entities party to commercial or licensing agreements with us and the timing of those obligations; our expectations with respect to timing of recognizing product sales; our expectations with respect to the volume of product sales; our expectations with respect to the ongoing commercialization of VEPPANU; our expectations with respect to potential patient populations; our expectations with respect to regulatory submissions and approvals; our drug discovery technologies; our research and development expense; protection of our intellectual property and our intention to vigorously enforce our intellectual property rights; the availability and sufficiency of our cash and capital resources and the need for additional capital; our ability to successfully identify and acquire or in-license products or companies; our operations and legal risks; and the effectiveness of our cybersecurity risk management process. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including as a result of the risks and uncertainties discussed under the heading “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q. Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as required by applicable law. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Overview
We are a biotechnology company dedicated to developing and providing novel therapies that significantly improve the lives of patients with hematologic disorders and cancer. We focus on products that address signaling pathways that are critical to disease mechanisms.
TAVALISSE (fostamatinib disodium hexahydrate) is our first FDA-approved product and is the only approved oral SYK inhibitor for the treatment of adult patients with chronic ITP who have had an insufficient response to a previous treatment. The product is also commercially available in Europe and the UK (as TAVLESSE), and in Japan, Korea, Canada, Israel, Brazil and Mexico (as TAVALISSE) for the treatment of chronic ITP in adult patients.
REZLIDHIA (olutasidenib) is our second FDA-approved product indicated for the treatment of adult patients with R/R AML with a susceptible IDH1 mutation as detected by an FDA-approved test. We in-licensed REZLIDHIA from Forma with exclusive, worldwide rights for its development, manufacturing and commercialization, pursuant to a license and transition services agreement entered in July 2022.
GAVRETO (pralsetinib) is our third FDA-approved product which we began commercializing in June 2024. GAVRETO is a once daily, small molecule, oral, kinase inhibitor of wild-type RET and oncogenic RET fusions. GAVRETO is approved by the FDA for the treatment of adult patients with metastatic RET fusion-positive NSCLC as detected by an FDA-approved test. GAVRETO is also approved under accelerated approval based on overall response rate and duration of response, for the treatment of adult and pediatric patients 12 years of age and older with advanced or metastatic RET fusion-positive thyroid cancer who require systemic therapy and who are radioactive iodine-refractory (if radioactive iodine is appropriate). We acquired the rights to research, develop, manufacture and commercialize GAVRETO in the US from Blueprint pursuant to an asset purchase agreement entered in February 2024.
VEPPANU (vepdegestrant) is our fourth FDA-approved product which we began commercializing on August 13, 2026. VEPPANU is an oral PROTAC approved by the FDA for the treatment of ER+/HER2-, ESR1-mutated advanced or metastatic breast cancer, as detected by an FDA-authorized test, with disease progression following at least one line of endocrine therapy. We in-licensed VEPPANU pursuant to a license agreement entered in May 2026 with Arvinas and Pfizer.
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
Business Updates
Commercialized Products
TAVALISSE net product sales for the nine months ended September 30, 2026 were $130.6 million, an increase of $17.4 million, or 15%, compared with $113.3 million for the same period in 2025. The increase was primarily driven by higher volumes and higher price per bottle, as well as a favorable impact of lower revenue reserves.
REZLIDHIA net product sales for the nine months ended September 30, 2026 were $26.9 million, an increase of $5.4 million, or 25%, compared with $21.4 million for the same period in 2025. The increase was primarily driven by higher volumes and higher price per bottle.
GAVRETO net product sales for the nine months ended September 30, 2026 were $30.1 million, a decrease of $1.8 million, or 6%, compared with $31.9 million for the same period in 2025. The decrease was primarily driven by lower volumes, partially offset by higher price per bottle.
VEPPANU is our fourth FDA-approved product which we began commercializing on August 13, 2026, with initial net product sales of $6.6 million from launch through September 30, 2026.

License Agreement with Arvinas and Pfizer

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
Under the license agreement, we agreed to pay the Licensors a license fee of up to $85.0 million, including $70.0 million upfront payment which we paid in June 2026, and up to an additional $15.0 million payable upon the successful completion of certain transition activities. Of the $15.0 million in potential transition payments, $2.5 million became payable upon completion of a certain transition activity during the third quarter of 2026. This amount was included in accounts payable as of September 30, 2026 and is expected to be paid in the fourth quarter of 2026. The remaining $12.5 million is subject to the successful completion of specified transition activities. In addition, the Licensors are eligible to receive up to $60.0 million in regulatory milestones upon achievement of specified regulatory approvals, and up to $260.0 million in commercial milestone payments upon achievement of specified net sales thresholds. We are also obligated to pay tiered royalties on annual net sales of licensed products ranging in percentages from the mid-teens to mid-twenties, subject to certain reductions and customary adjustments, and to share a portion of sublicense revenue with the Licensors at tiered rates that decrease based on the timing of execution of the applicable sublicense.
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
Pursuant to the license agreement, the Licensors will continue to be responsible for specified ongoing development, regulatory, manufacturing and transition activities. We are obligated to reimburse development costs incurred by the Licensors in connection with the ongoing studies, subject to an aggregate funding cap of $40.0 million and specified cumulative annual and quarterly funding caps through 2029. The related costs are recognized as research and development expense as the related services are performed. During the three and nine months ended September 30, 2026, we recognized $5.8 million and $7.3 million, respectively, of research and development expense related to these activities.
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

Enrollment in the dose escalation part of the Phase 1b study was completed in July 2025, and we announced enrollment of the first patient in the dose expansion part of the study in October 2025. On November 4, 2026, we announced that we will present updated data from our ongoing Phase 1b study evaluating R289 in patients with R/R lower-risk MDS in an oral presentation at the upcoming 68th ASH Annual Meeting and Exposition taking place December 12-15, 2026, in New Orleans, Louisiana, and virtually. As of July 16, 2026, 64 patients had been enrolled in the study, including 33 patients in the dose escalation phase and 31 patients in the dose expansion phase. At the data cutoff, R289 continued to be generally well tolerated in the elderly, heavily pretreated lower-risk MDS population, the majority of whom were considered to have high transfusion burden disease at baseline. Updated study data as of a planned mid-November data cut, including preliminary efficacy data for the dose expansion phase of the study, is expected to be presented in the oral session. We continue to advance our Phase 1b study and expect to complete the enrollment and select the recommended Phase 2 dose for future development by the end of 2026.
Olutasidenib in AML, Other Hematologic Cancers and HGG
We have a Strategic Collaboration Agreement with MDACC, a comprehensive cancer research, treatment, and prevention center. The collaboration expanded our evaluation of olutasidenib in AML and other hematologic cancers with IDH1 mutations. Under the Strategic Collaboration Agreement, we jointly lead the clinical development efforts with MDACC to evaluate the potential of olutasidenib in combination with other agents to treat newly diagnosed and R/R patients with AML and other hematologic malignancies. The collaboration also supports the evaluation of olutasidenib as monotherapy in patients with IDH1 mutated clonal cytopenia of undetermined significance (CCUS) and lower-risk MDS, as well as maintenance therapy following hematopoietic stem cell transplant. Further, this collaboration also supports the evaluation of olutasidenib in combination with co-targeted therapies in patients with R/R IDH1-mutated myeloid malignancies harboring activated signaling pathway mutations. The multi-year strategic development alliance continues to support multiple ongoing clinical studies that are open for enrollment. Under the Strategic Collaboration Agreement, we are obligated to provide study materials and up to $15.0 million in time-based milestone payments as compensation for services to be provided for the studies, over the five-year collaboration term, unless terminated earlier as provided for in the agreement. Through September 30, 2026, we provided $5.3 million funding to MDACC.
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
Global Strategic Partnership with Lilly
We had a global exclusive and strategic collaboration with Lilly entered in February 2021 to develop and commercialize ocadusertib (previously R552), an investigational, potent and selective RIPK1 inhibitor, for the treatment of non-CNS diseases, and additional RIPK1 inhibitors for the treatment of CNS diseases. RIPK1 is implicated in a broad range of key inflammatory cellular processes and plays a key role in tumor necrosis factor signaling, especially in the induction of pro-inflammatory necroptosis.
On April 16, 2026, we received a written notice from Lilly of its decision to terminate the Lilly Agreement, which became effective June 15, 2026. Following termination, the rights previously licensed to Lilly under the Lilly Agreement reverted to us in accordance with the terms of the Lilly Agreement, and we do not expect to receive any future milestone payments or royalties thereunder.

Credit Agreement with MidCap
On May 5, 2026, we terminated our Credit Agreement with MidCap, which provided for a $60.0 million term loan facility and repaid all outstanding borrowings thereunder, including applicable fees and expenses. Concurrently, we entered into a new Credit Agreement with MidCap, which provides for a revolving credit facility with a maximum borrowing capacity of $40.0 million and an option to increase to $60.0 million, subject to customary conditions. Availability under the revolving credit facility is subject to a borrowing base based primarily on eligible accounts receivable and inventory. The revolving credit facility under the new Credit Agreement has a five-year term and bears interest at a rate equal to one-month SOFR, subject to a 2.00% floor, plus an applicable margin of 4.00%. The obligations under the revolving credit facility are secured by a first-priority security interest in substantially all of our assets, including our intellectual property. The revolving credit facility includes customary fees, including an unused commitment fee, administrative fee and prepayment premiums during the initial period. At September 30, 2026, we had an outstanding borrowing of $8.0 million under the revolving credit facility. We made an initial draw of $8.0 million in May 2026 and an additional draw of $32.0 million in June 2026, and repaid $32.0 million in July 2026.
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
The FDA approved the product WAYRILZTM (Sanofi SA) for the treatment of adults with persistent or chronic ITP in 2025. Other products in the US that are approved by the FDA to increase platelet production through binding to TPO receptors on megakaryocyte precursors include PROMACTA® (Novartis International AG), Nplate® (Amgen, Inc.),

DOPTELET® (Swedish Orphan Biovitrum AB) and ALVAIZTM (Teva Pharmaceutical Industries Ltd.). In addition, the availability of generic versions of TPO receptor agonists may further intensify competition and adversely affect the market. In the longer term, we may eventually face competition from potential manufacturers of generic versions of our marketed products. The FDA approved Annora Pharma Private Limited's (Annora) abbreviated new drug application for generic fostamatinib tablets in June 2026. Under a settlement agreement with Annora, Annora is licensed to sell its generic product beginning in the second quarter of 2032 or earlier under certain circumstances. If and when the generic product enters the market, it could result in significant decreases in the revenue derived from the sale of TAVALISSE and thereby materially harm our business and financial condition.
TAVALISSE Commercial activities, including sales and marketing
Our marketing and sales efforts are focused on hematologists and hematologist-oncologists in the US. We have a fully integrated commercial team consisting of sales, marketing, market access, and commercial operations functions. Our sales team promotes our products in the US using customary pharmaceutical company practices. Our products are sold initially through third-party wholesale distribution and specialty pharmacy channels and group purchasing organizations before being ultimately prescribed to patients. To facilitate our commercial activities in the US, we also enter into arrangements with various third parties, including advertising agencies, market research firms and other sales-support-related services as needed. We believe that our commercial team and distribution practices are adequate to ensure that our marketing efforts reach relevant customers and deliver our products to patients in a timely and compliant fashion. Also, to help ensure that all eligible patients in the US have appropriate access to our products, we have established a reimbursement and patient support program called Rigel OneCare ® (ROC). Through ROC, we provide co-pay assistance to qualified, commercially insured patients to help minimize out-of-pocket costs and provide free products to uninsured or under-insured patients who meet certain established clinical and financial eligibility criteria. In addition, ROC is designed to provide reimbursement support, such as information related to prior authorizations, benefits investigations and appeals.
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

We have a commercial license agreement with Knight under which Knight has exclusivity rights to commercialize fostamatinib for approved indications in Latin America, consisting of Mexico, Central and South America, and the Caribbean. Under the related supply agreement, we are responsible for the exclusive manufacture and supply of fostamatinib for all development and commercialization activities. Knight submitted MAAs in Mexico, Colombia, Brazil, Argentina and Paraguay for fostamatinib for the treatment of adult patients with chronic ITP who had insufficient response to a previous treatment. Knight commercially launched TAVALISSE in Mexico in May 2026 and in Brazil in October 2026. In addition, Knight has received regulatory approval for TAVALISSE in Colombia and expects to launch in the first half of 2027.

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
We in-licensed REZLIDHIA from Forma pursuant to a license and transition services agreement entered in July 2022, with exclusive, worldwide rights for development, manufacturing and commercialization of REZLIDHIA for any uses, including for the treatment of AML and other malignancies. In accordance with the terms of the license and transition services agreement, we paid an upfront fee of $2.0 million, with the potential to pay up to $67.5 million additional payments upon achievement of specified development and regulatory milestones and up to $165.5 million additional payments upon achievement of certain commercial milestones. In 2022, certain milestones were met which entitled Forma to receive $17.5 million in milestone payments. In addition, subject to the terms and conditions of the license and transition services agreement, Forma would be entitled to tiered royalty payments on net sales of licensed products at percentages ranging from low-teens to mid-thirties, as well as certain portions of our sublicensing revenue, subject to certain standard reductions and offsets.
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
In November 2025, we announced the publication of the final five-year data for REZLIDHIA in patients with R/R mIDH1 AML in the Journal of Hematology and Oncology. The publication reports the final follow-up analysis of the registrational Phase 2 trial, with an additional two years of efficacy and safety data. These five-year data further support the durable responses and manageable safety profile observed with olutasidenib in patients with R/R mIDH1 AML, including those R/R to prior venetoclax. The safety profile remained consistent with what was previously reported, with no new safety signals identified.
In February 2026, a matching-adjusted indirect comparison of olutasidenib and ivosidenib in patients with R/R mIDH1 AML was published in Advances in Therapy. The analysis suggested similar response rates and potentially longer response duration with olutasidenib; however, the findings were indirect and non-confirmatory.

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
Olutasidenib outside of the US
We have a collaboration and license agreement with Kissei for an exclusive right to develop and commercialize olutasidenib in all human diseases in Japan, Korea and Taiwan. Kissei submitted an application in May 2026 to initially seek approval for REZLIDHIA in Japan for R/R mIDH1 AML and will be responsible for conducting clinical studies as required by the Japanese PMDA. We remain responsible for the manufacture and supply of olutasidenib for all development and commercialization activities and will supply Kissei with bulk drug product for use under the license and supply agreements.
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
On May 1, 2026, VEPPANU (vepdegestrant) was approved by the FDA for the treatment of adults with ER+/HER2-, ESR1-mutated advanced or metastatic breast cancer, as detected by an FDA-authorized test, with disease progression following at least one line of endocrine therapy. FDA approval was granted based on data from the Phase 3 VERITAC-2 clinical trial that evaluated vepdegestrant versus fulvestrant in patients with ER+/HER2-, ESR1-mutated advanced or metastatic breast cancer. In the trial, among patients with an ESR1 mutation (n=270), vepdegestrant demonstrated a statistically significant and clinically meaningful improvement in progression-free survival (PFS), reducing the risk of disease progression or death by 43% compared to fulvestrant. Median PFS was 5.0 months (95% CI: 3.7, 7.4) in the vepdegestrant arm and 2.1 months (95% CI: 1.9, 3.5) in the fulvestrant arm (hazard ratio 0.57 (95% CI: 0.42, 0.77); p-value 0.0001). Overall survival was immature with 16% of deaths in this population at the time of the PFS analysis. The majority of adverse events with vepdegestrant were low grade (Grade 1-2) and the most common (≥10%) adverse reactions, including laboratory abnormalities, were decreased white blood cells, increased AST, musculoskeletal pain, fatigue, decreased hemoglobin, decreased neutrophils, increased ALT, increased alkaline phosphatase, nausea, decreased blood potassium, increased bilirubin, decreased appetite, electrocardiogram QT prolonged, decreased platelets, and constipation.
VEPPANU is the first and only FDA-approved oral PROTAC. PROTACs are part of a new class of heterobifunctional protein degraders designed to harness the body's natural machinery to selectively degrade, rather than inhibit, disease-causing proteins.
In May 2026, the NCCN added vepdegestrant to the latest NCCN Guidelines for Breast Cancer. Vepdegestrant was added as a Category 2A treatment option for patients with hormone receptor (HR)-positive/HER2-negative, ESR1-mutated advanced or metastatic breast cancer after at least one line of endocrine therapy + CDK4/6 inhibitor.
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

VEPPANU commercial activities, including sales and marketing
VEPPANU became commercially available on August 13, 2026. We leveraged our existing commercial infrastructure to support commercialization, distribute and market VEPPANU for its FDA-approved indication in adults with ER+/HER2-, ESR1-mutated advanced or metastatic breast cancer.
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
In December 2025, we presented the updated data from the dose escalation phase of our ongoing Phase 1b study evaluating R289 in patients with R/R lower-risk MDS in an oral presentation at the 67th ASH Annual Meeting and Exposition. R289 continued to be generally well tolerated in a heavily pretreated R/R lower-risk MDS patient population, the majority of whom were HTB at baseline. As of the October 28, 2025 data cutoff, 33 patients were enrolled in the dose escalation part of the study. Patients had a median age of 75. The median number of prior therapies was 3 (range: 1-8); 76% (25) of patients had received luspatercept, 73% (24) had received an ESA, 67% (22) had received an HMA and 6% (2) had received imetelstat. 61% (20) of patients were HTB at baseline. 67% (22) of patients were ring sideroblast negative. Median duration of treatment was 5.5 months (range: 0.9 - 27.7 months). R289 was generally well tolerated across all dose groups in this heavily pre-treated lower-risk MDS patient population, the majority of whom were HTB at baseline. The most common Grade 1/2 treatment-emergent adverse events were diarrhea, constipation and fatigue, increased creatinine, and cough. The most frequent Grade 3/4 treatment-emergent adverse events were anemia, decreased neutrophil count and pneumonia, and increased ALT and AST. One dose limiting toxicity (Grade 4 AST increased/Grade 3 ALT increased) was reported in the 750 mg dose group. For evaluable transfusion dependent patients (≥16 weeks follow up) at dose levels of at least 500 mg once daily and higher, 6/18 (33%) patients achieved durable RBC-TI of >8 weeks (500 mg once daily (1/3), 750 mg once daily (2/5), 500/250 mg once daily (1/5), 500 mg twice daily (2/5)). Duration of RBC-TI was >16 weeks in 4 patients and >24 weeks in 3 patients. The median time to onset of RBC-TI was 1.9 months and the median duration of RBC-TI was 22.9 weeks. Peak hemoglobin increases of 2.9 to 6.1 g/dL compared to baseline occurred in patients achieving RBC-TI. Of the 6 patients achieving RBC-TI, 5 had received an HMA.
Enrollment in the dose escalation part of the study was completed in July 2025, and we announced enrollment of the first patient in the dose expansion part of the study in October 2025. On November 4, 2026, we announced that we will present updated data from our ongoing Phase 1b study evaluating R289 in patients with R/R lower-risk MDS in an oral presentation at the upcoming 68th ASH Annual Meeting and Exposition taking place December 12-15, 2026, in New Orleans, Louisiana, and virtually. As of July 16, 2026, 64 patients had been enrolled in the study, including 33 patients in the dose escalation phase and 31 patients in the dose expansion phase. At the data cutoff, R289 continued to be generally well tolerated in the elderly, heavily pretreated lower-risk MDS population, the majority of whom were considered to have high transfusion burden disease at baseline. Updated study data as of a planned mid-November data cut, including preliminary efficacy data for the dose expansion phase of the study, is expected to be presented in the oral session. We continue to advance our Phase 1b study and expect to complete the enrollment and select the recommended Phase 2 dose for future development by the end of 2026.
The FDA granted R289 Orphan Drug designation for the treatment of myelodysplastic syndromes in January 2025 and Fast Track designation for the treatment of previously-treated transfusion dependent lower-risk myelodysplastic syndrome in November 2024.
Olutasidenib for mIDH1 AML, Other Hematologic Cancers and HGG
We have a strategic collaboration agreement with MDACC entered in December 2023, to expand our evaluation of olutasidenib in AML and other hematologic cancers with IDH1 mutations. Under such collaboration agreement, we will jointly lead the clinical development efforts with MDACC to evaluate the potential of olutasidenib to treat newly diagnosed and R/R patients with AML and advanced myeloproliferative neoplasms, in combination with other agents. The collaboration will also support the evaluation of olutasidenib as monotherapy in patients with IDH1 mutated CCUS and lower-risk MDS, as well as maintenance therapy following hematopoietic stem cell transplant. The multi-year strategic development alliance continues to support multiple ongoing clinical studies that are open for enrollment. The studies that are currently open for enrollment include: (i) a Phase 1b/2 triplet therapy trial of decitabine and venetoclax in combination with olutasidenib in patients with mIDH1 AML; (ii) a Phase 2 study in patients with IDH1-mutated CCUS, lower-risk MDS and chronic myelomonocytic leukemia (CMML); (iii) a Phase 1/2 study of olutasidenib maintenance therapy following an allogeneic stem cell transplant for patients with IDH1-mutated myeloid malignancies; and (iv) a Phase 2 multi-arm, multi-center, open-label, non-randomized clinical study evaluating olutasidenib in combination with co-targeted therapies in patients with R/R IDH1-mutated myeloid malignancies harboring activated signaling pathway mutations.
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

Results of Operations
Revenues
The following table summarizes revenues for the periods presented (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Product sales, net	$72,289	$64,067	$8,222	$194,227	$166,565	$27,662
Contract revenues from collaborations and other	8,601	5,395	$3,206	24,184	57,915	$(33,731)
Total revenues	$80,890	$69,462	$11,428	$218,411	$224,480	$(6,069)
The following table summarizes the percentages of revenues from each of our customers who individually accounted for 10% or more of the total net product sales and revenues from collaborations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
McKesson Corporation	44%	48%	46%	39%
Cencora, Inc.	22%	23%	22%	17%
Cardinal Health, Inc.	10%	10%	10%	*
OncoMed Specialty, LLC	12%	—	11%	—
Optime Care, Inc.^	—%	11%	—%	*
Lilly	—%	—%	—%	18%
______________________________________________________________________
*    Denotes less than 10%
^     Decrease for Optime Care, Inc. was due to change in distribution channel
Revenue from product sales is related to our sale of our products in the US, net of chargebacks, discounts and fees, government and other rebates and returns. Typically, our first quarter net sales are impacted by the first quarter reimbursement issues such as the resetting of deductibles, co-pays, and other access delays for Medicare patients with plan changes that take effect in January. Consistent with this pattern, our first quarter of 2026 net product sales reflected the impact of these seasonal factors, which primarily affected volumes earlier in the year.
TAVALISSE net product sales for the three and nine months ended September 30, 2026 were $46.0 million and $130.6 million, respectively, an increase of 3% and 15%, respectively, compared with $44.7 million and $113.3 million for the corresponding periods in 2025. The increase for the three months ended September 30, 2026 was primarily driven by favorable impact of lower revenue reserves and higher price per bottle, partially offset by lower volumes. The increase for the nine months ended September 30, 2026 was primarily driven by higher volumes and higher price per bottle, as well as a favorable impact of lower revenue reserves.
REZLIDHIA net product sales for the three and nine months ended September 30, 2026 were $9.9 million and $26.9 million, respectively, an increase of 20% and 25%, respectively, compared with $8.3 million and $21.4 million for the corresponding periods in 2025. The increase for the three months ended September 30, 2026 was primarily driven by the favorable impact of lower revenue reserves and higher price per bottle. The increase for the nine months ended September 30, 2026 was primarily driven by higher volumes and higher price per bottle.
GAVRETO net product sales for the three and nine months ended September 30, 2026 were $9.8 million and $30.1 million, respectively, a decrease of 11% and 6%, respectively, compared with $11.0 million and $31.9 million for the corresponding periods in 2025. The decrease for the three and nine months ended September 30, 2026 was primarily driven by lower volumes, partially offset by higher price per bottle.
VEPPANU net product sales for the three and nine months ended September 30, 2026 were $6.6 million. We began recognizing VEPPANU net product sales following its commercialization on August 13, 2026.

Contract revenues from collaborations and other for the three and nine months ended September 30, 2026 consisted primarily of revenue from Grifols of $3.8 million and $10.5 million, respectively, related to royalties and delivery of drug supplies; revenue from Kissei of $3.2 million and $10.8 million, respectively, related to delivery of drug supplies, with the nine-month amount also including a milestone payment and sublicense revenue recognized in the second quarter of 2026; and revenue from Medison of $0.3 million and $0.9 million, respectively, and other parties of $1.3 million and $2.0 million, respectively, each related to royalties and delivery of drug supplies.
Contract revenues from collaborations and other for the three and nine months ended September 30, 2025 primarily consisted of revenue from Grifols of $3.1 million and $9.9 million, respectively, related to royalties and delivery of drug supplies; revenue from Kissei of $1.8 million and $6.9 million, respectively, related to delivery of drug supplies and a milestone payment in the first quarter of 2025; and revenue from Medison of $0.2 million and $0.8 million, respectively, and other parties of $0.2 million and $0.3 million, respectively, each related to royalties and delivery of drug supplies. In addition, contract revenues for the nine months ended September 30, 2025 include $40.0 million of non-cash revenue related to the release of cost share liability from our collaboration with Lilly recognized in the second quarter of 2025.
We expect revenue from product sales to increase in the coming quarters as we continue to execute our commercial strategy, including our launch-related activities for VEPPANU. However, net product sales may be impacted by the demand from our customers, changes to government and private payor rebate programs, chargeback and discount programs, co-payment assistance programs, and any other rebate and discount programs we may enter in the future. In addition, our future revenues may include payments from our existing and new collaboration partners and government grants.
Cost of Product Sales
The following table summarizes cost of product sales for the periods presented (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Cost of product sales	$10,783	$4,753	$6,030	$23,914	$13,666	$10,248
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
The increase in cost of product sales for the three and nine months ended September 30, 2026, compared with the corresponding periods in 2025, was primarily attributable to higher product costs of $3.7 million and $6.0 million, respectively, driven by the timing of drug supply deliveries to collaboration partners, increased product sales, and write-downs of certain inventories; higher royalties of $1.1 million and $2.7 million, respectively; and higher amortization of intangible assets of $1.2 million and $1.5 million, respectively.

Research and Development Expense
The following table summarizes research and development expense for the periods presented (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Research and development expense	$18,272	$7,353	$10,919	$43,909	$22,610	$21,299
Stock-based compensation expense included in research and development expense	$990	$402	$588	$3,339	$1,791	$1,548
The increase in research and development expense in the three and nine months ended September 30, 2026 compared with the corresponding periods in 2025 was primarily due to additional research and development expense of $5.8 million and $7.3 million, respectively, related to reimbursable development costs under our license agreement with Arvinas and Pfizer; increases in clinical trial related expenses of $3.0 million and $8.3 million, respectively, driven by the timing of clinical development programs, including the progress of activities on our ongoing IRAK1/4 inhibitor program; higher personnel related costs of $1.5 million and $3.7 million, respectively, primarily due to higher stock-based compensation expense and other employee-related costs; and increases of $0.6 million and $2.0 million, respectively, in other various research and development expenses.
Our research and development expenditures include costs related to preclinical and clinical trials, scientific personnel, supplies, equipment, consultants, sponsored research, stock-based compensation, and allocated facility costs. We expect to continue to incur significant research and development expense as we continue our activities in our clinical studies including IRAK1/4 inhibitor program; our collaborative partnerships with MDACC and CONNECT to conduct evaluation of olutasidenib in other disease areas with IDH1 mutations; our obligations to reimburse development costs under our license agreement with Arvinas and Pfizer; and any other clinical programs we may pursue in the future.
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
The following table presents our total research and development expense by category (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,		From January 1, 2007* to
	2026	2025	2026	2025	September 30, 2026
Categories:
Research	$23	$34	$53	$815	$271,171
Development	17,170	6,827	40,265	19,704	652,807
Other	1,079	492	3,591	2,091	285,387
	$18,272	$7,353	$43,909	$22,610	$1,209,365
______________________________________________________________
*We started tracking research and development expense by category on January 1, 2007.
“Other” expenses in the three and nine months ended September 30, 2026 consisted of allocated facilities costs of $0.1 million and $0.3 million, respectively, and stock-based compensation expense of $1.0 million and $3.3 million, respectively. “Other” expenses in the three and nine months ended September 30, 2025 consisted of allocated facilities costs of $0.1 million and $0.3 million, respectively, and stock-based compensation expense of $0.4 million and $1.8 million, respectively.
Selling, General and Administrative Expense
The following table summarizes selling, general and administrative expense for the periods presented (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Selling, general and administrative expense	$34,730	$28,936	$5,794	$98,023	$85,908	$12,115
Stock-based compensation expense included in selling, general and administrative expense	$3,862	$2,961	$901	$11,813	$8,172	$3,641
The increase in selling, general and administrative expense in the three and nine months ended September 30, 2026 compared with the corresponding periods in 2025 was primarily due to higher commercial-related expenses of $3.2 million and $4.7 million, respectively, driven by activities related to the commercialization of VEPPANU; higher personnel-related costs of $1.5 million and $5.7 million, respectively, primarily due to higher stock-based compensation expense and other employee-related costs; and increases in third-party costs and other selling, general and administrative expenses of $1.2 million and $1.7 million, respectively, primarily related to timing of spending on professional services and other general corporate activities.
We expect to incur significant selling, general and administrative expenses, and expect our commercial related expenses to increase as we continue to expand our commercial activities.
Interest Income and Interest Expense
The following table summarizes interest income and expense for the periods presented (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Interest income	$561	$1,094	$(533)	$2,555	$2,438	$117
Interest expense and other	$(257)	$(1,894)	$(1,637)	$(2,469)	$(5,621)	$(3,152)

Interest income reflects returns earned on our cash and investment holdings, while interest expense relates to borrowing costs on our outstanding loans with MidCap. The decrease in interest income for the three months ended September 30, 2026 and increase for the nine months ended September 30, 2026, compared with the corresponding periods in 2025, were primarily due to changes in average investment balances resulting from the timing of cash and investment usage and lower interest rates. The decrease in interest expense for the three and nine months ended September 30, 2026, compared with the corresponding periods in 2025, was primarily due to lower outstanding debt balances and lower interest associated with the new revolving credit facility.
Income Taxes
The following table summarizes income tax for the periods presented (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Provision for (benefit from) income taxes	$4,224	$(280)	$4,504	$13,522	$154	$13,368
The quarterly provision for income taxes is determined by applying the estimated annual effective tax rate to the year-to-date pre-tax income, adjusted for any discrete items. The estimated annual effective tax rate is updated at the end of each reporting period.
The provision for income taxes for the three and nine months ended September 30, 2026 primarily consisted of federal income tax expense of $3.7 million and $11.4 million, respectively, and estimated state income taxes of $0.5 million and $2.1 million, respectively. Prior to the fourth quarter of 2025, we maintained a full valuation allowance against our deferred tax assets. Although we do not expect to incur federal cash income taxes due to sufficient NOL and research and development credit carryforwards, we recognized federal income tax expense based on the estimated impact of utilizing the deferred tax assets associated with such carryforwards. The total tax expense differs from the amount computed at the federal statutory rate primarily due to certain non-deductible expenses and state income taxes.
For the three and nine months ended September 30, 2025, the benefit from or provision for income taxes, respectively, primarily related to estimated states income taxes, with the three-month benefit primarily reflecting an adjustment to those estimates. The tax expense differs from the amount computed at the federal statutory rate primarily due to the impact of the valuation allowance and state taxes.
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
Our critical accounting estimates are described under “Critical Accounting Estimates” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2025, and our significant accounting policies are described in “Note 1 – Description of Business and Summary of Significant Accounting Policies” to our “Notes to Financial Statements” contained in Part II, Item 8, “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to the accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2025.

Recent Accounting Pronouncements
See related discussions of recently issued accounting standards in “Note 1 – Organization and Summary of Significant Accounting Policies” to our “Notes to Condensed Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q. We continue to evaluate accounting standards that were recently issued but not yet adopted, as applicable.

Liquidity and Capital Resources
Liquidity
At September 30, 2026 and December 31, 2025, we had approximately $99.3 million and $155.0 million, respectively, in cash, cash equivalents and short-term investments. We continue to maintain investment portfolios primarily in money market funds, US treasury bills, government-sponsored enterprise securities, corporate bonds and commercial paper. Cash in excess of immediate requirements is invested with a focus on liquidity and capital preservation. We view our investments portfolio as available-for-sale and are available for use in current operations. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk. We continue to monitor the impact of the changes in the conditions of the credit and financial markets on our investment portfolio and assess if future changes in our investment strategy are necessary.
The following table summarizes our cash flow activity for the periods presented (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash provided by (used in):
Operating activities	$67,942	$53,675
Investing activities	(8,969)	(67,003)
Financing activities	(52,907)	5,173
Net increase (decrease) in cash, cash equivalents and restricted cash	$6,066	$(8,155)
Net cash provided by operating activities for the nine months ended September 30, 2026 reflected net income, adjusted for non-cash items, partially offset by net cash outflows from changes in working capital. These outflows were primarily driven by increases in inventory resulting from production build-up and inventory purchases and accounts receivable due to the timing of collections, partially offset by increases in liabilities due to the timing of payments and decreases in prepaid and other current assets resulting from the transfer of advance payments to contract manufacturers to inventory. In comparison, net cash provided by operating activities for the nine months ended September 30, 2025 reflected net income, adjusted for non-cash items, partially offset by net cash outflows from changes in working capital. These outflows were primarily driven by increases in inventory due to production build-up and prepaid and other current assets due to advance payments to contract manufacturers, partially offset by increases in liabilities due to the timing of payments.
Net cash used in investing activities for the nine months ended September 30, 2026 consisted of payments for acquisition of intangible assets of $70.6 million, partially offset by net maturities and sales of short-term investments of $61.6 million. In comparison, net cash used in investing activities for the nine months ended September 30, 2025 comprised net purchases of short-term investments of $67.0 million.
Net cash used in financing activities for the nine months ended September 30, 2026 consisted primarily of the repayment of the term loan and related fees of $55.3 million, repayment of borrowings under revolving credit facility of $32.0 million, a $5.0 million closing purchase price payment related to asset acquisition with Blueprint, and payments of $5.3 million for repurchases of common stock in connection with employee tax withholding on RSU vesting. These outflows were partially offset by $39.7 million of net proceeds from the revolving facility and $5.0 million of net proceeds from the issuance of common stock under equity plans. In comparison, net cash provided by financing activities for the nine months ended September 30, 2025 consisted of $5.2 million of net proceeds from issuance of common stock under equity plans.
We believe that our existing capital resources will be sufficient to support our current and projected funding requirements, including the continued commercialization of our products, through at least the next 12 months from the issuance of this Form 10-Q. This assessment includes our anticipated funding requirements related to VEPPANU, including planned commercialization and launch activities, transition activities under our license agreement with Arvinas and Pfizer, expected inventory purchases and our obligation to contribute toward certain ongoing development activities. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with commercializing a product, the development of our product candidates and other research and development activities, we are unable to estimate with certainty our future product revenues, our revenues from our current and future collaborative partners, the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials and other research and development activities.
Capital Resources
We finance our operations primarily through sales of our products, and contract payments under our collaboration agreements, as well as through equity securities and debt financing.
Under our existing collaboration agreements entered in the ordinary course of business, we have received, and may in the future receive upfront cash payments, payments contingent upon the achievement of specified events by our partners, and royalties on net sales of products sold by such partners under the agreements. At September 30, 2026, the total potential future contingent payments due to us under these agreements are approximately $652.1 million. This amount excludes terminated programs including the termination of the Lilly Agreement, and assumes achievement of all applicable milestones under the existing agreements. The estimate excludes any potential royalties that may be payable to us if our partners successfully commercialize licensed products. Potential future milestone payments under these agreements are contingent solely upon our partners’ future efforts and the achievement of specified development, regulatory, and commercial milestones. See further discussion in “Note 4 – Sponsored Research and License Agreements” to our “Notes to Condensed Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.
We have an Open Market Sale Agreement with Jefferies LLC (Jefferies), as a sole agent, entered on August 4, 2020, and amended and restated on August 2, 2024. Pursuant to such Open Market Sale Agreement, we may sell from time to time, through Jefferies, shares of our common stock in sales deemed to be “at-the-market offerings” as defined in Rule 415 under the Securities Act, subject to conditions specified in the Open Market Sale Agreement, including maintaining an effective registration statement covering the sale of shares under the Open Market Sale Agreement. We have an active Registration Statement filed with the SEC, which registered, among other securities, a base prospectus which covers the offering, issuance, and sale by us of up to $250.0 million in the aggregate of the securities identified from time to time in one or more offerings, which include the $100.0 million of shares of our common stock that may be offered, issued and sold under the Open Market Sale Agreement. At September 30, 2026, we had not sold any shares of common stock under such Open Market Sale Agreement.
We had a Credit Agreement with MidCap that provided for $60.0 million term loan credit facility. On May 5, 2026, we terminated the term loan credit facility and repaid all outstanding borrowings therein, including the applicable prepayment premiums, accrued interest and final payment fees, using cash on hand. Concurrently, we entered into a new Credit Agreement with MidCap, which provides for a revolving credit facility with a maximum borrowing capacity of $40.0 million, with an option to increase to $60.0 million, subject to customary conditions. Availability under the revolving credit facility is subject to a borrowing base based primarily on eligible accounts receivable and inventory. While the revolving credit facility enhances our financial flexibility to support operations and working capital needs, our liquidity is dependent on the level of borrowing base availability. At September 30, 2026, we had an outstanding borrowing of $8.0 million under the revolving credit facility, reflecting an initial $8.0 million borrowing in May 2026, and an additional $32.0 million borrowing in June 2026, and repayment of the $32.0 million borrowing in July 2026. We may borrow or repay amounts under the facility from time to time based on our operating needs, working capital requirements, cash management objectives and overall liquidity planning. Accordingly, our outstanding borrowings and related cash balances may vary during a reporting period, and period-end balances may not be indicative of balances at other times during the period.
We may from time to time consider raising additional funds through public and/or private offerings of equity securities, debt financings, or from other sources, in order to fund ongoing operations, to strengthen our long-term financial profile or to pursue opportunistic corporate development activities. However, certain external factors such as global geopolitical tensions, political and economic legislations, and other factors may continue to rapidly evolve which could significantly disrupt the global financial markets. Our ability to raise additional funds may be adversely impacted by potential worsening of global economic conditions and volatility in the credit and financial markets in the US and worldwide. We could experience an inability to access additional funds, which could in the future negatively affect our capacity for certain corporate development transactions or our ability to make important, opportunistic investments. To the extent that we raise additional funds through the sale of equity, our shareholders’ ownership interest may experience substantial dilution. Our current credit facility with MidCap and any debt financing that we can obtain in the future may involve operating covenants that may restrict our business. To the extent that we raise additional funds through collaboration and licensing arrangements, we may be required to relinquish some of our rights to our technologies or product candidates or grant licenses on terms that are not favorable to us.

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
In the ordinary course of business, we enter into agreements with contract manufacturers to manufacture our inventory products. These agreements generally include termination provisions that may require us to pay cancellation fees, which vary depending on the timing of termination and may equal up to the full value of the work order. In October 2024, we entered into an agreement with a third-party contract manufacturer to manufacture TAVALISSE, with deliveries expected from 2026 through 2029. At September 30, 2026, the contractual obligation not included in our financial statements related to an agreement that may potentially be subjected to cancellation fees was approximately $15.7 million, of which, $2.7 million is expected to be due in the remainder of 2026, and $8.6 million is expected to be due in 2027 and 2028. At September 30, 2026, we have not incurred any cancellation fees under our agreements with contract manufacturers. In addition, as contemplated by the license agreement with Arvinas and Pfizer, in July 2026, we entered into a manufacturing and supply agreement with Pfizer for the commercial manufacture and supply of VEPPANU. The agreement includes certain minimum purchase obligations on a take-or-pay basis, with expected purchases from 2026 through 2030. If we do not satisfy the applicable minimum purchase commitments within the required time periods, we may be required to make payments to Pfizer with respect to those commitments, as provided in the agreement. At September 30, 2026, the estimated contractual obligation not included in our financial statements related to this agreement was approximately $24.8 million. Of this amount, approximately none is expected to be due in the remainder of 2026. Approximately $13.5 million is expected to be due in 2027 and 2028, with the remaining amount expected to be due thereafter through 2030.
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
At September 30, 2026, we have a contractual commitment related to our leased facility, which lease will expire in July 2027. Our remaining lease commitment was approximately $0.6 million.
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
Item 3.  Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities related to our investments and borrowings. There were no material changes to our quantitative and qualitative disclosures about market risks during the nine months ended September 30, 2026 as disclosed in “Item 7A. Quantitative and Qualitative Disclosures About Market Risks” of our Annual Report on Form 10-K for the year ended December 31, 2025.

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
Changes in Internal Controls. There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2026 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
Limitations on the Effectiveness of Controls. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the controls are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our chief executive officer and chief financial officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures were effective to provide reasonable assurance that the objectives of our disclosure control system were met.
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
•We may encounter significant challenges completing the transition of development, regulatory, manufacturing and certain commercialization responsibilities for VEPPANU (vepdegestrant) from Arvinas and Pfizer, and our reliance on third parties for supply, manufacturing and ongoing development activities could adversely affect our ability to successfully commercialize and realize the anticipated benefits of the license agreement.
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
Our business is focused on the development and commercialization of novel therapies that significantly improve the lives of patients with hematologic disorders and cancer. In this regard, we continue to pursue internal drug discovery efforts or partnerships with pharmaceutical and biotech companies, as well as academic institutions and government organizations, with the goal of identifying new product candidates to advance into clinical trials. Our discovery efforts to identify new product candidates require substantial technical, financial and human resources. These discovery efforts may initially show promise in identifying potential product candidates, yet ultimately fail to yield product candidates for clinical development for a number of reasons. For example, potential product candidates may, after further clinical trials, be shown to have inadequate efficacy, harmful side effects, suboptimal pharmaceutical profiles or other characteristics suggesting that they are unlikely to be commercially viable products.
Apart from our discovery efforts, we continue to seek to broaden and diversify our product portfolio through acquisition or in-licensing of a product. This strategy is dependent on our ability to successfully identify and acquire or in-license relevant product candidates. In July 2022, we entered into a license and transition services agreement with Forma for an exclusive license to develop, manufacture and commercialize olutasidenib, a proprietary inhibitor of mIDH1, for any uses worldwide, including for the treatment of AML and other malignancies. In December 2022, the FDA approved REZLIDHIA capsules for the treatment of adult patients with R/R AML with a susceptible IDH1 mutation as detected by an FDA-approved test. REZLIDHIA is our second commercial product and we believe it is highly synergistic with our existing hematology-oncology focused commercial and medical affairs infrastructure. Further, in February 2024, we entered into an Asset Purchase Agreement with Blueprint to purchase certain assets comprising the right to research, develop, manufacture and commercialize GAVRETO, Blueprint’s proprietary RET inhibitor of tyrosine kinase for the treatment of metastatic RET fusion-positive NSCLC and advanced thyroid cancer, in the US. Simultaneously and in connection with entering into the asset purchase agreement, we also entered into certain supporting agreements with Blueprint, including a customary transition agreement, pursuant to which, during a transition period, Blueprint transitioned regulatory and distribution responsibility for pralsetinib to us. In June 2024, we announced the completion of the transfer of GAVRETO NDA to us, and GAVRETO became commercially available from us in the US by prescription. In May 2026, we entered into an exclusive global license agreement with Arvinas and Pfizer, which agreement became effective in June 2026 following the early termination of the waiting period under the HSR Act. Pursuant to our license agreement with Arvinas and Pfizer, we obtained exclusive global rights to develop, manufacture and commercialize VEPPANU (vepdegestrant), the first and only FDA-approved oral PROTAC, for the treatment of adults with ER+/HER2-, ESR1-mutated advanced or metastatic breast cancer following endocrine therapy.
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
We may encounter significant challenges completing the transition of development, regulatory, manufacturing and certain commercialization responsibilities for VEPPANU (vepdegestrant) from Arvinas and Pfizer, and our reliance on third parties for supply, manufacturing and ongoing development activities could adversely affect our ability to successfully commercialize and realize the anticipated benefits of the license agreement.*
In May 2026, we entered into a license agreement with Arvinas and Pfizer, which agreement became effective on June 11, 2026 upon the early termination of the waiting period under the HSR Act, to develop, manufacture and commercialize VEPPANU, the first and only FDA-approved oral PROTAC, for the treatment of adults with ER+/HER2-, ESR1-mutated advanced or metastatic breast cancer with disease progression following at least one line of endocrine therapy, and vepdegestrant-containing products. Under the license agreement, we are responsible for the US commercialization of VEPPANU and received global rights to develop and commercialize the product, including the ability to sublicense rights. We began commercializing VEPPANU in the United States on August 13, 2026. Although VEPPANU has received FDA approval for the treatment of adults with ER+/HER2-, ESR1-mutated advanced or metastatic breast cancer, there can be no assurance that we will successfully complete the transition of responsibilities from Arvinas and Pfizer, successfully commercialize VEPPANU, obtain and maintain favorable reimbursement and market access, or achieve the anticipated commercial benefits of the transaction.

The transfer of regulatory filings, clinical data, manufacturing processes, supply chain arrangements, pharmacovigilance systems and other technical know-how is complex and may be delayed, incomplete or unsuccessful. Pursuant to the license agreement, Arvinas and Pfizer will continue to be responsible for specified ongoing development, regulatory, manufacturing and transition activities. We are obligated to reimburse development costs incurred by Arvinas and Pfizer in connection with the ongoing studies, subject to an aggregate funding cap of $40.0 million and specified cumulative annual and quarterly funding caps through 2029. Arvinas and Pfizer are obligated, to the extent permitted by applicable law and in accordance with agreed transition plans, to transfer and assign specified regulatory materials, manufacturing information and related know-how to us upon completion of certain transition activities. Until the completion of these transition activities, Arvinas and Pfizer retain primary responsibility for specified development activities and regulatory strategy, including certain clinical trials, post-marketing commitments and interactions with regulatory authorities, which limits our ability to influence key decisions regarding development plans, manufacturing, labeling, promotional strategy, lifecycle management and regulatory submissions. Their priorities and strategic objectives may differ from ours, and they may make decisions with which we disagree or that are not aligned with our anticipated commercialization plans.
Until the completion of the transition activities, we expect to rely substantially on Arvinas and Pfizer for clinical and commercial supply, manufacturing operations and related technical know-how. Following completion of the transition activities, we expect to assume responsibility for manufacturing and supply activities for VEPPANU, including through third-party contract manufacturers, suppliers and service providers. We may not be able to enter into or maintain such arrangements on commercially reasonable terms or at all. This structure exposes us to numerous risks, including delays in technology transfer, difficulties transferring manufacturing processes and analytical methods, limited manufacturing capacity, supply chain disruptions, shortages of raw materials or components, failure to maintain product quality or comply with applicable regulatory requirements, challenges in scaling commercial manufacturing processes and reliance on single-source or limited-source suppliers.
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

In addition, we may face operational challenges as we continue to integrate VEPPANU into our organization, including establishing and scaling the infrastructure, systems and personnel necessary to support commercialization, manufacturing oversight, medical affairs, market access, reimbursement, pharmacovigilance and ongoing regulatory compliance obligations associated with a newly launched oncology product. We may also encounter challenges related to supply continuity, manufacturing validation, physician adoption, market acceptance, pricing and reimbursement, competition from existing or future therapies, and the successful execution of commercialization activities.

If we are unable to successfully complete the transition activities, effectively commercialize VEPPANU, maintain adequate supply, satisfy applicable post-marketing regulatory requirements, achieve favorable reimbursement or physician adoption, or otherwise realize the anticipated benefits of the license agreement, our business, financial condition, results of operations and growth prospects could be materially adversely affected.

In addition, the license agreement includes significant financial obligations, including milestone payments and tiered royalties on net sales, which may reduce the profitability of VEPPANU and could adversely affect our operating results. In addition, our manufacturing and supply agreement with Pfizer includes minimum purchase obligations on a take-or-pay basis through 2030, and our estimated remaining obligation under the agreement was approximately $24.8 million at September 30, 2026. If demand for VEPPANU is lower than we expect, we may be required to pay for product we do not need or to write down excess or expired VEPPANU inventory, either of which could adversely affect our results of operations. The license agreement also contains certain ongoing compliance obligations relating to anti-corruption, global trade controls and sanctions compliance applicable to us and certain third parties acting on our behalf. Certain breaches of these obligations are subject to expedited termination provisions. Although we have compliance processes designed to support these obligations and believe the likelihood of termination under these provisions is remote, any failure to comply with these contractual requirements could result in loss of rights under the license agreement or other adverse consequences.

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
Because of the uncertainty of whether the preclinical evidence (pharmacokinetic, pharmacodynamic, safety and toxicity, and/or other factors) or early clinical results will be observed in later clinical trials, we can make no assurances regarding the success of our clinical trials. The impact of those preclinical and clinical results may require us to conduct additional studies, delay, limit or modify clinical trials, or result in more restrictive labeling or other regulatory actions. For example, we conducted a Phase 3 pivotal trial of fostamatinib in patients with warm autoimmune hemolytic anemia (wAIHA) initiated in March 2019 and completed in April 2022. In June 2022, we announced top-line efficacy and safety data results of the trial, and the results did not demonstrate statistical significance in the primary efficacy endpoint of durable hemoglobin response in the overall study population. Based on the result of the trial and the guidance from the FDA, we did not file a Supplemental New Drug Application (sNDA) for this indication. Further, we may experience errors, data capture discrepancies at initial data analysis and final study results, or other technical issues in the analysis of our clinical trial results. For example, we conducted our Phase 3 clinical trial to evaluate safety and efficacy of fostamatinib in hospitalized COVID-19 patients launched in November 2020 and completed enrollment in July 2022. We announced in November 2022 that the top-line results did not meet statistical significance in the primary efficacy endpoint. Upon further analysis, we discovered an error by the biostatistical CRO in the application of a statistical stratification factor. After correcting for this statistical error, the primary endpoint of the study was met. However, given the end of the federal COVID-19 PHE in May 2023, and based on feedback from the FDA, DOD and other advisors regarding the program’s regulatory requirements, costs, timeline and potential for success, we decided not to submit an Emergency Use Authorization or sNDA. In addition, in December 2024, we presented initial data from the dose escalation part of the Phase 1b study evaluating the safety, tolerability and preliminary efficacy of R289 in patients with R/R lower-risk MDS. We reported that one HTB patient receiving 500 mg once daily achieved a minor HI-E response, with a 64% reduction in RBC transfusions compared to baseline; however, in the July 15, 2025 data cut, we determined that this patient had received blood transfusions that were not captured in the database at the time of the initial data analysis. Accordingly, this patient was subsequently determined to be a non-responder. As the study is ongoing, interim results represent information at the time of the data cut, and final study results will be available after the database lock at the end of the study.
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
If the results of our clinical trials fail to meet the primary efficacy endpoints, or otherwise do not ultimately meet the requirements for an NDA approval by the FDA or marketing approval by comparable foreign regulatory authorities, the commercial prospects of our business may be harmed, our ability to generate product revenues may be delayed or eliminated or we may be forced to undertake other strategic alternatives that are in our shareholders’ best interests, including cost reduction measures. If we are unable to obtain adequate financing or engage in a strategic transaction on commercially reasonable terms or at all, we may be required to implement further cost reduction strategies which could significantly impact activities related to our commercial efforts and/or research and development of our future product candidates, and could significantly harm our business, financial condition and results of operations. In addition, these cost reduction strategies could cause us to further curtail our operations or take other actions that would adversely impact our shareholders.
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

Significant changes or developments in US laws or policies, including changes in US healthcare regulation, will affect our business and may have a material adverse effect on our business.*
There is uncertainty surrounding potential changes to the regulatory environment in the US, particularly as it relates to healthcare regulation and related programs, which may have an adverse effect on our business. For example, the current administration issued an executive order establishing an agency to reform federal government processes and reduce expenditures and has committed to significantly reduce government spending through cuts to federal healthcare programs and reductions in the workforces of key government agencies, such as the US Department of Health & Human Services (HHS), FDA, and CMS. Pressures on and uncertainty surrounding the US federal government’s budget, and potential changes in budgetary priorities, could adversely affect the funding for individual programs, including Medicare and other government programs upon which our business depends. Moreover, further efforts by the current administration to limit federal agency budgets or personnel may lead to slower response times, less guidance and longer review periods, inconsistencies in execution of federal policies, potentially affecting our ability to progress development of our product candidates or obtain regulatory approval for our product candidates. Additionally, in February 2025 HHS ended a longstanding commitment to voluntarily comply with notice-and-comment rulemaking procedures for public benefits rules, even when not required by statute, which could contribute to rapid changes in policy without opportunity for public input. For example, the US federal government shutdown in late 2025 delayed inspections, reviews and other regulatory activities and a further partial lapse in appropriations occurred in early 2026. Current federal funding is scheduled to expire on December 11, 2026, and any future government shutdowns or lapses in funding may significantly impact the ability of the FDA and other government agencies, including their ability to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
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
On June 28, 2024, the US Supreme Court issued an opinion in Loper Bright Enterprises v. Raimondo holding that courts reviewing agency action pursuant to the Administrative Procedure Act (APA) “must exercise their independent judgment” and “may not defer to an agency interpretation of the law simply because a statute is ambiguous.” The decision impacted how lower courts evaluate challenges to agency interpretations of law, including those by HHS, CMS, FDA and other agencies with significant oversight of the biopharmaceutical industry. This framework may result in an increase in both the frequency of such challenges and their odds of success by eliminating one way in which the government previously prevailed in such cases. As a result, significant regulatory policies are subject to increased prospects of litigation and judicial scrutiny.
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
In March 2025, we entered into a settlement agreement with Annora resolving patent litigation related to our product TAVALISSE. The litigation resulted from submission by Annora of an ANDA to the FDA seeking approval to market a generic version of TAVALISSE in the US. In June 2026, the FDA approved Annora's ANDA for generic fostamatinib tablets. Under the settlement agreement, Annora is licensed to sell its generic product beginning in the second quarter of 2032, or earlier under certain circumstances. For more information, see “Part I, Item 3, Legal Proceedings” of the Annual Report on Form 10-K for the year ended December 31, 2025.
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
Finally, we may be affected by developments relating to the 340B Drug Pricing Program (340B Program). Multiple states have recently enacted or are currently considering laws that require manufacturers to ship 340B drugs to certain contract pharmacies and impose various civil and criminal penalties on manufacturers that do not comply. These laws have been challenged in federal court and many of the cases are pending. HHS also issued a final rule on procedures for the 340B Program’s administrative dispute resolution (ADR) process in April 2024 and ADR decisions have been posted on HRSA's website. Additionally, under the Trump administration, several changes to the 340B program have been considered, including a proposal in the President’s 2027 budget to shift oversight of the 340B program from the HRSA to CMS. Moreover, after withdrawing a prior program, HRSA published notice of a revised 340B Rebate Model Pilot that will be available to a selected group of drugs and manufactures, effective as early as January 1, 2027. CMS has also proposed new reporting requirements for 340B covered entities that purchase drugs that are also covered under Medicare Part D, among other reporting requirements, and has proposed significant cuts to reimbursement for 340B drugs paid under the Medicare Hospital Outpatient Prospective Payment System. Congress has also introduced 340B reform legislation. It is unclear how the pending litigation, proposed legislation, or future administrative actions relating to the 340B Program will impact our business.

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
Concurrently, we entered into a new Credit Agreement with MidCap providing for a revolving credit facility with a maximum borrowing capacity of $40.0 million, with an option to increase to $60.0 million, subject to customary conditions. At September 30, 2026, we had an outstanding borrowing of $8.0 million under the revolving credit facility. We made an initial draw of $8.0 million in May 2026 and an additional draw of $32.0 million in June 2026, and repaid $32.0 million in July 2026. We may borrow or repay amounts under the facility from time to time based on our operating needs, working capital requirements, cash management objectives and overall liquidity planning. Accordingly, our outstanding borrowings and related cash balances may vary during a reporting period, and period-end balances may not be indicative of balances at other times during the period.
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
Our future operating performance is uncertain, and we may incur significant losses.
For the three and nine months ended September 30, 2026, in 2025 and 2024, we recognized income from operations primarily due to net product sales and collaboration revenues, partially offset by our operating expenses. Historically, we have incurred losses from operations each year since we were incorporated in June 1996 other than in fiscal year 2010, due in large part to the significant research and development expenditures and costs of our ongoing commercial efforts. Although we are now recognizing income from operations, there can be no assurance that we will continue to generate annual operating income in the foreseeable future. Currently, our potential sources of revenues include sales of our products, as well as upfront, milestones and royalty payments pursuant to our collaboration arrangements, all of which may never materialize if sales of our products decline or if our collaboration partners do not achieve certain events or generate net sales to which these contingent payments are dependent on. If our future drug candidates fail or do not gain regulatory approval, or if our drugs do not achieve sustainable market acceptance, we may not be profitable. At September 30, 2026, we had an accumulated deficit of approximately $983.9 million. The extent of our future losses or profitability, if any, is uncertain.

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
Our success will depend to a large part on our own, our licensees’ and our licensors’ ability to obtain and defend patents for each party’s respective technologies and the compounds and other products, if any, resulting from the application of such technologies. For example, fostamatinib is covered as a composition of matter in a US issued patent that has an expiration date of September 2031, olutasidenib is covered as a composition of matter in a US issued patent that has an expected expiration date of December 2036, after taking into account patent term extension rules, pralsetinib is covered as a composition of matter in a US issued patent that has an expiration date in November 2036 and subject to extensions, and vepdegestrant is covered as a composition of matter in a US issued patent that has an expected expiration date of May 2040, after taking into account patent term extension rules.
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
In July 2025, the One Big Beautiful Bill Act (OBBBA) was enacted, including the changes to the federal tax treatment of domestic research and experimental expenditures under Section 174 of the Internal Revenue Code (Section 174). We reflected the applicable effects of the enacted provisions in our 2025 tax provision. Because states do not uniformly conform to these provisions, differences between federal and state tax treatment of research and experimental expenditures may continue to affect our state taxable income, income tax expense, effective tax rate and cash taxes in future periods. We continue to monitor state conformity and related guidance.
Our ability to use net operating losses (NOLs) and certain other tax attributes is uncertain and may be limited.
Our ability to use our federal and state NOLs to offset potential future taxable income and related income taxes that would otherwise be due is dependent upon our generation of future taxable income before the expiration dates of the NOLs, and we cannot predict with certainty when, or whether, we will generate sufficient taxable income to use all of our NOLs. Federal NOLs generated prior to 2018 will continue to be governed by the NOL carryforward rules as they existed prior to the adoption of the Tax Cuts and Jobs Act (TCJA), which means that generally they will expire 20 years after they were generated if not used prior thereto. Many states have similar laws. Accordingly, our federal and state NOLs could expire unused and be unavailable to offset future income tax liabilities. Moreover, federal NOLs generated in tax years ending after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs may be limited to 80% of current year taxable income for tax years beginning after January 1, 2021. In June 2024, California Senate Bill 167 was signed into law which suspends NOL deductions for tax years beginning on or after January 1, 2024 and before January 1, 2027 for taxpayers with net business income or modified adjusted gross income of at least $1.0 million for the tax year. The legislation also limits the aggregate use of otherwise allowable business credits to $5.0 million for each tax year beginning on or after January 1, 2024 and before January 1, 2030, as extended by Senate Bill 122 (except for certain credits not subject to the limitation). This limitation may defer our use of California tax credit carryforwards.
Utilization of our US federal NOL carryforwards to offset future taxable income may be subject to annual limitations under Section 382 of the Internal Revenue Code if we undergo an “ownership change.” An ownership change generally occurs when the aggregate ownership of the corporation by one or more 5-percent shareholders increases by more than 50 percentage points over their lowest ownership levels during a three-year testing period. Section 383 may limit the use of certain tax credit carryforwards, including research and development credit carryforwards, following an ownership change. Similar limitations may apply under state tax laws. These limitations could cause some of our NOL or tax credit carryforwards to expire before we can use them.
Our equity offerings and other changes in our stock ownership, some of which are outside our control, may have resulted or could in the future result in an ownership change. Based on studies we have completed, we believe that an ownership-change limitation does not currently apply; however, we cannot be certain that a taxing authority would agree. If an ownership-change limitation were determined to apply, the use of our domestic NOLs and tax credit carryforwards could be limited, and some carryforwards could expire before use. Our ability to use NOL carryforwards depends on generating sufficient US federal taxable income, and our ability to use tax credits depends on having sufficient tax liability against which to apply them.

Changes in valuation allowance of deferred tax assets may affect our future operating results
Our deferred tax assets are primarily from NOL carryforwards, tax credits and other deductible temporary differences. Historically, we maintained a full valuation allowance on our outstanding deferred tax assets. In the fourth quarter of 2025, based on our evaluation of all available positive and negative evidence, we concluded that it was more-likely-than not that a significant portion of our federal and state deferred tax assets would be realized. Accordingly, we released the valuation allowance against these deferred tax assets, except for deferred tax assets associated with the portion of federal research and development credit carryforwards, California NOL and California research and development credit carryforwards. The assessment of the realizability of deferred tax assets involved considerable management judgment and required evaluation of all available evidence, including cumulative recent financial performance, forecasts of future taxable income, and the reversal of taxable temporary differences. As a result of this assessment, we recognized a deferred income tax benefit of $245.9 million in 2025.
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
To date, a portion of our revenues has been generated under our collaborative and license agreements through upfront and milestone payments, royalties on commercial product sales, and sales of drug products and drug supplies to our collaborative partners. Following the completion of the research or transition phase of each collaborative agreement, additional revenues may come only from payments triggered by milestones and/or the achievement of other contingent events, and royalties, which may not be paid, if at all, until certain conditions are met. This risk is heightened due to the fact that unsuccessful research efforts may preclude us from receiving any contingent payments under these agreements. Our receipt of revenues from collaborative arrangements is also significantly affected by the timing of efforts expended by us and our collaborators and the timing of lead compound identification. We have received payments from our collaborations including Lilly, Grifols, Kissei, Medison, Knight, Dr. Reddy's, BerGenBio, and Daiichi. Under several agreements, future payments may not be earned until the collaborator has advanced product candidates into clinical testing, which may never occur or may not occur until sometime well into the future. If we are not able to generate revenue under our collaborations when and in accordance with our expectations or the expectations of industry analysts, this failure could harm our business and have an immediate adverse effect on the trading price of our common stock.
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
The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. Many of the drugs that we are attempting to discover will be competing with existing therapies. In addition, a number of companies are pursuing the development of pharmaceuticals that target the same diseases and conditions that we are targeting. For example, the commercialization of new pharmaceutical products is highly competitive, and we face substantial competition with respect to our products in which there are existing therapies and drug candidates in development for the treatment of hematologic disorders and cancer that may be alternative therapies to our products. Many of our competitors, including a number of large pharmaceutical companies that compete directly with us, have significantly greater financial resources and expertise commercializing approved products than we do. Also, many of our competitors are large pharmaceutical companies that will have a greater ability to reduce prices for their competing drugs in an effort to gain market share and undermine the value proposition that we might otherwise be able to offer to payors. We face, and will continue to face, intense competition from pharmaceutical and biotechnology companies, as well as from academic and research institutions and government agencies, both in the US and abroad. Some of these competitors are pursuing the development of pharmaceuticals that target the same diseases and conditions as our research programs. Our competitors, including fully integrated pharmaceutical companies, have extensive drug discovery efforts and are developing novel small-molecule pharmaceuticals. We also face significant competition from organizations that are pursuing the same or similar technologies, including the discovery of targets that are useful in compound screening, as the technologies used by us in our drug discovery efforts.
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
Hackers and data thieves are increasingly sophisticated and operate large-scale and complex automated attacks, including on companies within the healthcare industry. As the cyber-threat landscape evolves, these threats are likely growing in frequency, sophistication and intensity and are increasingly difficult to detect. The costs of maintaining or upgrading our cyber-security systems at the level necessary to keep up with our expanding operations and prevent against potential attacks are increasing. Cyber threats may be generic, or they may be targeted against our information systems. Our network and storage applications and those of our contract manufacturing organizations, collaborators, contractors, CROs or vendors may be subject to unauthorized access or processing by hackers or breached due to operator or other human error, theft, malfeasance or other system disruptions. We may be unable to anticipate or immediately detect information security incidents and the damage caused by such incidents. These data breaches and any unauthorized access, processing or disclosure of our information or intellectual property could compromise our intellectual property and expose our sensitive business information. Such attacks, such as in the case of a ransomware attack, also may interfere with our ability to continue to operate and may result in delays and shortcomings due to an attack that may encrypt our or our service providers’ or partners’ systems unusable. Additionally, because our services involve the processing of personal information and other sensitive information about individuals, we are subject to various laws, regulations, industry standards, and contractual requirements related to such processing. Any event that leads to unauthorized access, processing or disclosure of personal information, including personal information regarding our clinical trial participants or employees, could harm our reputation and business, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to investigations and mandatory corrective action, and otherwise subject us to liability under laws, regulations or contracts that protect the privacy and security of personal information, which could disrupt our business, damage our reputation with our stakeholders, result in increased costs or loss of revenue, lead to negative publicity or result in significant financial exposure. The California Consumer Privacy Act of 2018 (CCPA), in particular, includes a private right of action for California consumers whose personal information is impacted by a data security incident resulting from a company’s failure to maintain reasonable security procedures, and hence may result in civil litigation in the event of a security breach impacting such information. In addition, legislators and regulators in the US have enacted and are proposing new and more robust privacy and cybersecurity laws and regulations in response to increasing broad-based cyberattacks, including the CCPA and New York SHIELD Act. Notably, the SEC adopted a final rule on cybersecurity risk management, strategy, governance and incident disclosure (SEC Cyber Rule), which became effective in September 2023. The SEC Cyber Rule requires public companies to make current disclosures about material cybersecurity incidents as well as annual disclosures of material information about their cybersecurity risk management, strategy and governance. New data security laws add additional complexity, requirements, restrictions and potential legal risk, and compliance programs may require additional investment in resources, and could impact strategies and availability of previously useful data. Failure to timely identify and disclose a material cybersecurity incident could result in SEC enforcement actions, litigation, and reputational damage.
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
Because we will continue to need additional capital in the future to continue to expand our business, we may conduct additional equity offerings. We have an Open Market Sale Agreement with Jefferies entered on August 4, 2020, and amended and restated on August 2, 2024, pursuant to which, we may sell from time to time, through Jefferies, shares of our common stock in sales deemed to be “at-the-market offerings” as defined in Rule 415 under the Securities Act, subject to conditions specified in the Open Market Sale Agreement. On August 2, 2024, we filed a shelf registration statement with the SEC to register the offering, issuance and sale by us of up to $250.0 million in the aggregate of securities identified from time to time in one or more offerings, including up to $100.0 million of shares of our common stock that may be offered, issued and sold under the Open Market Sale Agreement. At September 30, 2026, we had not sold any shares of common stock under the Open Market Sale Agreement.
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
Recent healthcare reform measures, including the Inflation Reduction Act and changes to government healthcare programs, could adversely affect our business. US federal and state healthcare reforms have resulted in, and are expected to continue to result in, significant changes to the pricing, reimbursement and coverage of pharmaceutical products. For example, the Inflation Reduction Act allows Medicare to negotiate prices for certain drugs, imposes inflation-based rebates for products covered under Medicare Parts B and D, and redesigns the Medicare Part D benefit in ways that increase financial obligations for manufacturers, while the elimination of the Medicaid drug rebate cap may increase our rebate liability. Additionally, OBBBA broadened the scope of IRA’s exclusion of certain orphan drugs from price negotiations. These and other reforms may reduce the prices we can charge for our products, increase our rebate and discount obligations, and negatively affect reimbursement, which could adversely impact our revenues, margins and operations. The full impact of these measures, as well as potential future legislative, regulatory or judicial developments, remains uncertain and could materially and adversely affect our business, financial condition, results of operations and prospects.
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
The current presidential administration has also signaled its intent to pursue healthcare reform measures, including those aimed at reducing prescription drug prices. For example, President Trump signed an order on May 12, 2025 that aimed to establish a most favored nation (MFN) drug pricing policy to tie US drug prices to the prices paid for drugs in other countries. Since the May 12, 2025 MFN executive order, the Trump administration has continued to exert pressure on drug manufacturers to implement MFN pricing. Over two dozen large pharmaceutical manufacturers have entered into voluntary agreements with the Trump Administration to offer lower prices for their drugs. Additionally, CMS has taken action to implement the administration’s MFN pricing policy, including by announcing the GENEROUS (GENErating cost Reductions for US Medicaid) Model, a new voluntary payment model where drug manufacturers may offer supplemental rebates to participating state Medicaid programs to provide such Medicaid programs with a “most favored nation” price for participating manufacturers’ products, as well as proposing mandatory payment models where, if finalized, manufacturers of certain Medicare Part B and Medicare Part D drugs would be assessed rebates if the prices for such products exceed those paid in economically comparable countries. On September 18, 2026, CMS announced that all 50 states, the District of Columbia, and Puerto Rico, have applied to participate in the GENEROUS Model. Additionally, on December 23, 2025, CMS issued two proposed rules that, if implemented, would introduce two mandatory payment models, the Global Benchmark for Efficient Drug Pricing (GLOBE) for Medicare Part B and Guarding US Medicare Against Rising Drug Costs (GUARD) for Medicare Part D, where manufacturers of certain drugs and biological products would be assessed additional rebates if the Medicare prices for such products exceed a benchmark based on prices paid in economically comparable countries. On September 30, 2026, CMS issued a final rule implementing the GLOBE Model, and the five-year performance period is scheduled to begin on April 1, 2027. The GLOBE Model establishes a mandatory Medicare Part B five-year demonstration payment model that will require manufacturers of certain high-spend Part B drugs and biologicals to pay rebates to CMS tied to international drug prices for those products. In the GLOBE Model final rule, CMS excluded orphan drugs designated and approved only for one or more rare diseases or conditions and announced its intent to waive GLOBE Model mandatory participation requirements for manufacturers participating in the GENEROUS Model during the same quarter on a calendar-quarter basis. The GLOBE Model final rule has been challenged in federal court. The GUARD model has not been finalized and is proposed to begin on January 1, 2027. The Trump administration launched a direct-to-consumer website in February 2026 that has made certain drugs available to consumers at significant discounts. It remains to be seen how these drug pricing initiatives will affect the broader pharmaceutical industry.

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
Regulatory approval for any approved product is limited by the FDA, the EC and other regulators to those specific indications and conditions for which clinical safety and efficacy have been demonstrated, and we may incur significant liability if it is determined that we are promoting the “off-label” use of our products or any of our future product candidates if approved.*
Any regulatory approval is limited to those specific diseases, indications and patient populations for which a product is deemed to be safe and effective by the FDA, the EC and other regulators. For example, the FDA-approved label for TAVALISSE is only approved for use in adults with ITP who have had an insufficient response to other treatments and for REZLIDHIA is only approved for use in adult patients with R/R AML with a susceptible IDH1 mutation as detected by an FDA-approved test. Further, GAVRETO is approved by the FDA for the treatment of adult patients with metastatic RET fusion-positive NSCLC and has accelerated approval for the treatment of adult and pediatric patients 12 years of age and older with advanced or metastatic RET fusion-positive thyroid cancer. VEPPANU is approved only for the treatment of adults with ER+/HER2-, ESR1-mutated advanced or metastatic breast cancer, as detected by an FDA-authorized test, with disease progression following at least one line of endocrine therapy. In addition to the FDA approval required for new formulations, any new indication for an approved product also requires FDA approval. If we are not able to obtain FDA approval for any desired future indications for our products and product candidates, or if we are not able to maintain an accelerated approval or transition an accelerated approval to full approval, our ability to effectively market and sell our products may be reduced and our business may be adversely affected.

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
We have conducted in the past and are currently conducting or may conduct in the future clinical trials in the US and outside the US. Recent actions taken by the Russian Federation in Ukraine and surrounding areas have destabilized the region and caused the adoption of comprehensive sanctions by, among others, the EU, the US and the UK, which restrict a wide range of trade and financial dealings with Russia and Russian persons, as well as certain regions in Ukraine. Also, recent global tensions, conflicts, and wars, including conflict in the Middle East, may result in disruptions in the broader global economic environment. Further, some patients may not be able to comply with clinical trial protocols if the conflict impedes patient movement or interrupts healthcare services. In addition, clinical trial site initiation and patient enrollment may be delayed, and we may not be able to access sites for initiation and monitoring in regions affected by the global geopolitical tensions, including due to the prioritization of hospital resources away from clinical trials or as a result of warfare, violence, government-imposed curfews, or events or other governmental actions that restrict movement. We could also experience disruptions in our supply chain or limits our ability to obtain sufficient materials for our drug products in certain regions.
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
Our current and anticipated future dependence upon these third-party manufacturers may adversely affect our ability to develop and commercialize product candidates on a timely and competitive basis, which could have an adverse effect on sales, results of operations and financial condition. If we were required to transfer manufacturing processes to other third-party manufacturers and we were able to identify an alternative manufacturer, we would still need to satisfy various regulatory requirements. Satisfaction of these requirements could cause us to experience significant delays in receiving an adequate supply of our products and products in development and could be costly. Moreover, we may not be able to transfer processes that are proprietary to the manufacturer, if any. These manufacturers may not be able to produce material on a timely basis or manufacture material at the quality level or in the quantity required to meet our development timelines and applicable regulatory requirements and may also experience a shortage in qualified personnel. Certain of our third-party manufacturers are located outside of the US, and import materials from other countries including China to produce our products. The tensions between the US and other countries including China have led to a series of tariffs and sanctions being imposed on imports by the US, as well as other business restrictions. In response, other countries, notably China, have threatened to or imposed tariffs or other trade sanctions on products manufactured in the US. Geopolitical developments, including changes in US trade policy, may lead to further developments with respect to the imposition or threat of imposition of trade policies, tariffs (including retaliatory tariffs), taxes and other limitations on cross-border operations. Such tensions could adversely impact us and our third-party manufacturers. We may not be able to maintain or renew our existing third-party manufacturing arrangements, or enter into new arrangements, on acceptable terms, or at all. Our third-party manufacturers could terminate or decline to renew our manufacturing arrangements based on their own business priorities, at a time that is costly or inconvenient for us. If we are unable to contract for the production of materials in sufficient quantity and of sufficient quality on acceptable terms, our planned clinical trials may be significantly delayed. Manufacturing delays could postpone the filing of our investigational new drug (IND) applications and/or the initiation or completion of clinical trials that we have currently planned or may plan in the future.
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
We cannot assure that any future application for orphan drug designation with respect to any other product candidate will be granted. If we are unable to obtain orphan drug designation with respect to other product candidates in the US, we will not be eligible to obtain the period of market exclusivity that could result from orphan drug designation or be afforded the financial incentives associated with orphan drug designation. Even though we have received orphan drug designation for fostamatinib for the treatment of ITP and wAIHA in the US, we may not be the first to obtain marketing approval for the orphan-designated indication due to the uncertainties associated with developing pharmaceutical products or we might not maintain our orphan drug designation. In addition, exclusive marketing rights in the US for fostamatinib for the treatment of ITP, wAIHA or any future product candidate may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same condition. Even after an orphan product is approved, the FDA can subsequently approve the same drug with the same active moiety for the same condition if the FDA concludes that the later drug is safer, more effective, or makes a major contribution to patient care. Orphan drug designation neither shortens the development time nor regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.
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
In addition, the EU institutions have reached a provisional political agreement on a revision of the EU general pharmaceutical legislation that, among other things, would modify the periods of regulatory data protection, market protection and orphan market exclusivity available to medicinal products in the EU. The legislation has not yet been formally adopted and, once adopted, would generally apply 24 months after entry into force. If adopted in its current form, the legislation could shorten the period of exclusivity available to our products and our collaborators’ products in the EU, which could reduce the royalties and other payments we receive from our collaborators.

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

Several of our products depend on the availability, development and use of diagnostic tests developed and supplied by third parties, and any limitation on the availability, accuracy or reimbursement of those tests could adversely affect sales of our products.*

VEPPANU is approved for patients whose ESR1 mutation is detected by an FDA-authorized test, and REZLIDHIA is approved for patients with a susceptible IDH1 mutation as detected by an FDA-approved test. GAVRETO is approved for adults with metastatic RET fusion-positive NSCLC as detected by an FDA-approved test, and for adult and pediatric patients with advanced or metastatic RET fusion-positive thyroid cancer who require systemic therapy and are radioactive iodine-refractory, if radioactive iodine is appropriate. An FDA-approved companion diagnostic for selecting patients with RET fusion-positive thyroid cancer for treatment with GAVRETO is not currently available. We have a postmarketing commitment to conduct analytical and clinical validation of a companion diagnostic for the GAVRETO thyroid cancer indication. We do not develop, manufacture or sell the diagnostic tests used to identify patients for these indications, and we rely on third-party diagnostic companies and laboratories to make them available, maintain their regulatory approvals or authorizations, and obtain adequate coverage and reimbursement. Developing and obtaining FDA approval or authorization for a suitable test for the GAVRETO thyroid cancer indication may require substantial time and resources, including collaboration with a third-party diagnostic company and completion of analytical and clinical validation. We may be unable to develop or obtain approval or authorization for a suitable test on a timely basis, or at all. If these tests are not widely available or adopted, if testing rates among eligible patients are low or testing results are delayed, if a test is withdrawn, recalled or found to be inaccurate, or if payors do not adequately reimburse testing, fewer patients may be identified as eligible for our products, which could adversely affect our product sales, business and results of operations.

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
The US government has indicated its intent to alter its approach to international trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries. In addition, the US government has initiated tariffs on certain foreign goods. Related to this action, certain foreign governments have instituted tariffs on certain US goods. Recently imposed US tariffs on patented pharmaceutical products and their ingredients could increase our costs and adversely affect our business. On April 2, 2026, President Trump issued a Proclamation under Section 232 of the Trade Expansion Act of 1962 imposing a 100% ad valorem tariff on imports of patented pharmaceutical products and associated pharmaceutical ingredients. For the 17 large pharmaceutical companies identified in Annex III of the Proclamation, the tariffs became effective on July 31, 2026; for all other importers, including smaller pharmaceutical companies that rely on contract manufacturers, the tariffs became effective on September 29, 2026. The Proclamation provides for reduced tariff rates in certain circumstances. The Proclamation also provides for a 0% tariff rate on certain specialty pharmaceutical products, including drugs for which all approved indications carry orphan drug designation under the Orphan Drug Act, subject to certain conditions, including that the products are from countries that have entered into trade agreements with the US or meet an urgent public health need. Each of our commercial products, other than VEPPANU, has received orphan drug designation from the FDA for its approved indications. However, we cannot provide assurance that our products will qualify for the orphan drug exemption, as eligibility for the exemption is subject to the country of origin of the product under the Department of Commerce's September 2026 implementing guidance or, for products from other countries, case-by-case US government determinations, and the scope and application of the exemption remain uncertain. Because VEPPANU does not have orphan drug designation, it would not qualify for the orphan drug exemption, and to the extent VEPPANU or its ingredients are manufactured outside the US, imports could be subject to the tariffs unless another exemption or reduced rate applies. We rely on third-party contract manufacturers, certain of which are located outside the United States or source raw materials, including active pharmaceutical ingredients and excipients, from foreign countries that may be subject to tariffs under the Proclamation. To the extent the tariffs apply to our products or their inputs, they could significantly increase our cost of product sales, reduce our gross margins, and adversely affect our results of operations. We may be unable to pass increased costs on to our customers or patients, and we may not be able to identify alternative suppliers or manufacturing arrangements on acceptable terms or in a timely manner. In addition, the tariffs could increase the cost of our research and development activities to the extent we rely on imported materials for clinical supply manufacturing. The Proclamation may also affect our collaboration partners outside the US. Certain of our partners import and commercialize our products in territories that may be subject to retaliatory trade measures, which could adversely affect their ability to commercialize our products and reduce the royalty and milestone revenues we receive under our collaboration agreements. The full impact of the Proclamation on our business will depend on factors including the final determinations regarding orphan drug and other exemptions, the outcome of any legal challenges to the Proclamation, and whether additional tariff actions are taken. It remains unclear what the US Administration or foreign governments will or will not do with respect to tariffs or other international trade agreements and policies. A trade war or further governmental action related to tariffs or international trade agreements or policies has the potential to disrupt our research activities, affect our suppliers and/or the US or global economy or certain sectors thereof and, thus, could adversely impact our business.
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
Securities-related class action lawsuits and/or derivative lawsuits have often been brought against companies, including biotechnology and biopharmaceutical companies, that experience volatility in the market price of their securities. It is possible that such lawsuit will be filed against us, or stockholders will make such allegations against us. Such lawsuits and any other related lawsuits are subject to inherent uncertainties, and the actual defense and disposition costs will depend upon many unknown factors. The outcome of such lawsuits is necessarily uncertain. We could be forced to expend significant resources in the defense of the pending lawsuits and any additional lawsuits, and we may not prevail.
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
Our Bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of us under Delaware law, (ii) any action asserting a claim of breach of a fiduciary duty by any current or former director, officer, or other employee of ours that is owed to us or our stockholders, (iii) any action asserting a claim against us or any of our directors, officers, or other employees arising pursuant to any provision of the DGCL or our Amended and Restated Certificate of Incorporation and our Bylaws (as either may be amended from time to time), (iv) any action asserting a claim against us governed by the internal affairs doctrine, or (v) any other action asserting an “internal corporate claim,” as defined under Section 115 of the DGCL. The foregoing provisions do not apply to any claims arising under the Securities Act and, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States will be the sole and exclusive forum for resolving any action asserting a claim arising under the Securities Act.
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
There were no sales of unregistered equity securities during the three months ended September 30, 2026.

Issuer Purchases of Equity Securities

The following table summarizes repurchases of our common stock during the three months ended September 30, 2026:

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs
July 1 - July 31	6,944	$36.99	—	—
August 1 - August 31	722	$37.43	—	—
September 1 - September 30	18,705	$39.59	—	—
	26,371	$38.85	—	—

(1) Represents shares withheld by us to satisfy tax withholding obligations in connection with the vesting of RSUs. These share repurchases were not made pursuant to a publicly announced share repurchase program.

Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
Not applicable.

Item 5.  Other Information
Securities Trading Plans of Directors and Executive Officers
During the three months ended September 30, 2026, no directors or officers (as defined in Rule 16a-1 (f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K under the Exchange Act, as amended.

Item 6.  Exhibits
The exhibits listed on the accompanying index to exhibits are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation (filed as an exhibit to Rigel’s Current Report on Form 8-K, dated June 24, 2003 and incorporated herein by reference).

3.2	Amended and Restated Bylaws (filed as an exhibit to Rigel’s Current Report on Form 8-K, dated November 3, 2022 and incorporated herein by reference).

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (filed as an exhibit to Rigel’s Current Report on Form 8-K, dated May 29, 2012 and incorporated herein by reference).

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (filed as an exhibit to Rigel’s Current Report on Form 8-K, dated May 18, 2018 and incorporated herein by reference).

3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (filed as an exhibit to Rigel’s Current Report on Form 8-K, dated June 27, 2024 and incorporated herein by reference).

4.1	Form of warrant to purchase shares of common stock (filed as an exhibit to Rigel’s Registration Statement on Form S-1, filed on September 15, 2000, as amended and incorporated herein by reference).

4.2	Specimen Common Stock Certificate (filed as an exhibit to Rigel’s Current Report on Form 8-K dated June 24, 2003 and incorporated herein by reference).

10.1#+˄	Offer Letter from Rigel Pharmaceuticals, Inc. to Alison L Hannah, MD, dated July 8, 2026.

31.1#	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2#	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1#*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

RIGEL PHARMACEUTICALS, INC.

By:	/s/ RAUL R. RODRIGUEZ
Raul R. Rodriguez
Chief Executive Officer (Principal Executive Officer)
Date:	November 5, 2026

By:	/s/ DEAN L. SCHORNO
Dean L. Schorno
Chief Financial Officer (Principal Financial Officer)
Date:	November 5, 2026